Form 10-Q
period 1995-03-31
MARINE MIDLAND BANKS INC
filed 1995-05-12
CIK 62348

CONFORMED   1.





                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995             Commission file number 1-2940

                          MARINE MIDLAND BANKS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware Corporation                            22-1093160

      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

One Marine Midland Center, Buffalo, N.Y.                    14203

(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (716) 841-2424

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes   X       No

      All voting stock (1,000 shares of Common Stock, $5 par value) is owned by HSBC Holdings B.V., a wholly-owned indirect subsidiary of HSBC Holdings plc.

      This report includes a total of 21 pages.
                                                                 FORM 10-Q  2.


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

      Marine Midland Banks, Inc.:
                                                                  Page

            Consolidated Balance Sheet
            March 31, 1995 and December 31, 1994                   3

            Consolidated Statement of Income
            For The Three Months Ended
              March 31, 1995 and 1994                              4

            Consolidated Statement of Changes in
            Shareholders' Equity For The Three Months
              Ended March 31, 1995 and 1994                        5

            Consolidated Statement of Cash Flows
            For The Three Months Ended
              March 31, 1995 and 1994                              5


      In the opinion of Registrant's management, the Consolidated Balance Sheet at March 31, 1995 and December 31, 1994 and the Consolidated Statements of Income, Changes in Shareholders' Equity and Cash Flows for the three months ended March 31, 1995 and 1994 include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such interim periods. The interim financial information should be read in conjunction with the 1994 Annual Report on Form 10-K.
                                                                 FORM 10-Q  6.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Marine Midland Banks, Inc. (the Company) reported first quarter 1995 net income of $66.0 million. This is the first quarter that the Company reported results consolidated with Concord Leasing, Inc. (Concord), which was merged into the Company on January 1, 1995 through the contribution of Concord's outstanding common stock held by HSBC Holdings B.V. to the Company. Net income for the comparable three month period of 1994 was $38.8 million.

      Concord provides equipment financing through secured loan and finance lease transactions. Assets of Concord totaled $1.5 billion at December 31, 1994, including an aircraft exit portfolio of $428 million. This exit portfolio was reduced to $322 million at March 31, 1995. The merger transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of Concord combined with those of the Company at their historical carrying values. The Company's consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of Concord as though they had been combined as of the beginning of the earliest period presented.

      The discussion that follows describes consolidated results of operations of the Company, including Concord. The results of operations previously reported by the Company and Concord for the three month period ended March 31, 1994 and the combined amounts presented in the accompanying consolidated statements of income are summarized below.

                                    Three months ended 3/31/94

                                    Marine        Concord
                                    Midland       Leasing
                                    Banks, Inc.   Inc.      Combined
                                          (in millions)
Net interest income,
  after provision for loan losses        $183.9    $   .6     $184.5
Net income (loss)                          52.6     (13.8)      38.8

      Net income in the first quarter of 1995 reflected improved net interest income and lower operating expenses. The large provision for loan losses was primarily done to strengthen the reserves associated with assets acquired through the Concord merger due to accelerating the timing of control and disposal of Concord's exit portfolios. A one-time tax benefit was recognized for the expected use of Concord's net operating loss carryforwards.

Net Interest Income

      Net interest income for the first quarter of 1995 was $214.4 million compared with $187.0 million for the first quarter of 1994.
                                                                 FORM 10-Q  7.

      Interest income of $352.5 million in the first quarter of 1995 was 18.8%
higher than the first quarter of 1994. Average earning assets of $17.1 billion in the first quarter of 1995 were at the same level as a year ago whereas, the average rate earned on earning assets increased to 8.33% from 6.98% for these periods. The improvement in interest income is due to a number of factors, including increases in consumer and small and medium sized business loans, a higher prime rate, and a better yielding investment portfolio.

      Interest expense for the first quarter of 1995 was $138.1 million, representing a 26.0% increase over the first quarter of 1994. Average interest bearing liabilities for the first quarter of 1995 were $13.3 billion, approximately the same level as a year ago. The average rate paid on interest bearing liabilities was 4.22% compared with 3.33% a year ago. The increase in the rate paid reflects a higher interest rate environment, offset in part by increases in lower rate consumer deposits.

      The taxable equivalent net yield on average total assets for the current year's first quarter was 4.72%, compared with 4.11% in the 1994 first quarter.
The increase in net yield resulted from increases in net interest income and increases in noninterest bearing demand deposits and stockholders' equity, as funding sources.

Other Operating Income

      Total other operating income was $76.4 million in the first quarter of 1995, compared with $68.9 million in the 1994 first quarter. The major variance in other operating income was the improvement in trading revenues which were $1.4 million in 1995 compared with a loss of $5.0 million in 1994.

Other Operating Expenses

      Other operating expenses were $163.1 million in the 1995 first quarter compared with $189.8 million for the 1994 first quarter. The Company continues a vigilant expense control discipline. Operating expenses in the 1994 quarter included a $15.0 million provision to cover the estimated costs of an early retirement program.

Income Taxes

      Contemplated in the merger of Concord and the Company was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that can be used to offset future taxable income of the Company. At December 31, 1994, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, management determined that a reduction in the valuation allowance of $73.5 million relating to Concord's operating loss carryforwards should be recognized in the first quarter of 1995. The deferred tax asset at March 31, 1995 was $131 million, net of valuation reserve of $172 million.

                                                                 FORM 10-Q  8.


Asset Quality

      The following table provides a summary of the loan loss allowance and nonaccruing loans:
                                           3 Months   3 Months       Year
                                              Ended      Ended      Ended
                                            3/31/95    3/31/94*   12/31/94*
                                                   (in millions)
Allowance for Loan Losses
  Balance at beginning of period             $495.4     $473.3     $473.3
  Provision related to acquired companies         -          -        1.2
  Provision charged to income                 125.0        2.5      150.6
  Net charge offs                              78.0        9.6      129.7
  Balance at end of period                   $542.4     $466.2     $495.4

                                     March 31,   December 31,    March 31,
                                         1995           1994*         1994*
                                                (in millions)
Allowance Ratios
  Allowance for loan losses as a
    percent of:
      Loans                              4.24%          3.84%        3.79%
      Nonaccruing loans                 99.23          57.92        40.36

Nonaccruing Loans
  Balance at end of period             $546.6         $855.4     $1,155.3
  As a percent of loans outstanding      4.27%          6.62%        9.39%

Nonperforming Loans and Assets **
  Balance at end of period             $727.8         $880.4     $1,205.9
  As a percent of total assets           3.87%          4.71%        6.37%

*  Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.
** Includes nonaccruing loans, other real estate and other owned assets.

Provisions for loan losses were $125.0 million in the first quarter of 1995 compared with $2.5 million in the same quarter of 1994. The large provision in the first quarter of 1995 primarily was to strengthen the reserves associated with assets acquired through the Concord merger due to accelerating the timing of control and disposal of Concord's exit portfolios.

Nonaccruing loans were $546.6 million at March 31, 1995 compared with $855.4 million at December 31, 1994. The Company has been aggressively dealing with the problem credits primarily attributable to Concord. For the first three months of 1995, there were $78.0 million in net charge offs compared with net charge offs of $9.6 million for the same period in 1994.
                                                                  FORM 10-Q 9.


Other owned assets of $160 million and $24 million at March 31, 1995 and March
31, 1994, respectively, include foreclosed assets and other equipment previously held under lease financing contracts recorded at fair value.

The Company has outstanding loans in highly leveraged transactions ("HLT").
An HLT occurs when credit is extended or investment is made involving the buyout, acquisition, or recapitalization of an existing business resulting in a high leverage ratio. Total committed amounts as of March 31, 1995 in this category of loans were $194 million, including outstandings of $164 million, compared with commitments of $216 million, including outstandings of $138 million at December 31, 1994. At March 31, 1995, $28 million of these loans were on nonaccruing status, compared with $17 million at December 31, 1994.
Charge offs on these loans during the first quarter of 1995 and the first quarter of 1994 were nominal.

New Accounting Standards

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114) as amended by Statement of Financial Accounting Standards
No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (FAS 118). FAS 114 applies to all loans, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans), loans that are measured at fair value, leases and debt securities. FAS 114 provides guidance in defining and measuring loan impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The Company identified impaired loans, as defined by FAS 114, totalling $498 million at March 31, 1995. Of these loans, $234 million had a specific loan loss allowance of $126 million. The remaining $264 million of impaired loans did not have a specific loan loss allowance.

As a result of adopting the provisions of FAS 114, insubstance foreclosed real estate (ISORE) and insubstance foreclosed other assets are now classified as nonaccruing loans. ISORE totaling $67 million and insubstance foreclosed other assets totaling $3.2 million at December 31, 1994 have been reclassified to loans in the accompanying 1994 balance sheet to reflect consistent presentation.

Interest income on impaired loans is recognized only to the extent of cash received, with payments first applied to principal due.  No interest income
was recognized on impaired loans during the first quarter.                                                            FORM 10-Q 10.


Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At March 31, 1995, $16.9 billion notional value of such positions, with an estimated negative fair value of approximately $11.8 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At March 31, 1995, $1.8 billion notional value of such positions with an estimated negative fair value of $2.2 million were outstanding.

The Company's credit risk associated with off-balance sheet positions is not considered material, since almost all derivative contracts are executed with counterparties affiliated through common ownership.

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $2.4 billion compared with $2.2 billion at December 31, 1994. Loans at March 31, 1995 were 68.1% of total assets compared with 69.1% at December 31, 1994.

Deposits at March 31, 1995 were $14.3 billion, compared with $13.8 billion at December 31, 1994. Deposits continue to exceed loans and were 111.8% of loans at March 31, 1995. Short-term borrowings, including repurchase agreements were $1.8 billion at March 31, 1995 compared with $2.3 billion at December 31, 1994. Long-term borrowings of $.7 billion at March 31, 1995 were at the same level as December 31, 1994.

Capital

Shareholders' equity was $1,565 million at March 31, 1995, compared with $1,500 million at December 31, 1994.

Under risk-based capital guidelines, the Company's capital ratios were 10.54% at the Tier 1 level and 16.47% at the total capital level at March 31, 1995. These ratios compare with 10.93% at the Tier 1 level and 17.25% at the total capital level at December 31, 1994.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.39% at March 31, 1995, compared with 8.16% at December 31, 1994.

                                                                FORM 10-Q  12.



Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits
     (3)  Registrant's By-Laws, as Amended to Date

(b)  Report on Form 8-K
     A Current Report on Form 8-K dated February 3, 1995, was filed with the Securities and Exchange Commission on February 3, 1995, reporting that Concord Leasing, Inc. was merged with the Company on January 1, 1995. Financial statements of Concord were provided.

                                                                FORM 10-Q  13.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                MARINE MIDLAND BANKS, INC.
                                                       (Registrant)









Date          May 12, 1995            /s/        Gerald A. Ronning
                                                 Gerald A. Ronning
                                      Executive Vice President & Controller
                                          (On behalf of Registrant and
                                           as Chief Accounting Officer)

                                                                                     FORM 10-Q    3.

  CONSOLIDATED BALANCE SHEET                                      MARINE MIDLAND BANKS,  INC.

                                                                 March 31,      December 31,
  dollars in thousands                                               1995              1994 *
  ------------------------------------------------------------------------------------------
  ASSETS
  Cash and due from banks                                    $    974,349      $  1,050,558
  Interest bearing deposits with banks                            897,740         1,231,757
  Federal funds sold and securities purchased
      under resale agreements                                   1,099,383           599,993
  Trading assets                                                  399,701           404,300
  Securities held to maturity (market value $2,090,574
      and $1,907,650)                                           2,116,294         1,967,638
  Securities available for sale                                    79,916            80,232
  Loans                                                        12,802,102        12,914,445
  Less - allowance for loan losses                                542,404           495,434
  ------------------------------------------------------------------------------------------
           Loans, net                                          12,259,698        12,419,011

  Premises and equipment                                          182,629           185,211
  Customers' acceptance liability                                  20,189            24,746
  Accrued interest receivable                                     140,885           124,967
  Other real estate                                                21,078            18,140
  Other owned assets                                              160,149             6,830
  Other assets                                                    435,609           584,928
  ------------------------------------------------------------------------------------------
  TOTAL ASSETS                                               $ 18,787,620      $ 18,698,311
  ==========================================================================================

  LIABILITIES
  Deposits in domestic offices:
      Noninterest bearing                                    $  2,958,559      $  3,213,845
      Interest bearing                                          9,938,525         9,660,674
  Interest bearing deposits in foreign offices                  1,417,879           909,629
  ------------------------------------------------------------------------------------------
           Total deposits                                      14,314,963        13,784,148

  Federal funds purchased and securities sold
      under repurchase agreements                                 738,208           729,169
  Other short-term borrowings                                   1,039,038         1,526,720
  Interest, taxes and other liabilities                           397,817           420,435
  Acceptances outstanding                                          20,189            24,746
  Long-term debt                                                  712,888           713,104
  ------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                            17,223,103        17,198,322
  ------------------------------------------------------------------------------------------
  SHAREHOLDERS'  EQUITY
  Preferred stock                                                  98,063            98,063
  Common shareholder's equity:
      Common stock                                                      5                 5
      Capital surplus                                           1,531,127         1,531,127
      Accumulated deficit                                         (64,678)         (129,206)
  ------------------------------------------------------------------------------------------
      Total common shareholder's equity                         1,466,454         1,401,926
  ------------------------------------------------------------------------------------------
  Total shareholders' equity                                    1,564,517         1,499,989
  ------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 18,787,620      $ 18,698,311
  ==========================================================================================


  * Restated to include the accounts and results of Concord Leasing, Inc. merged with the
    Company on January 1, 1995.

  At March 31, 1995, securities, loans and other assets carried at $1,562,097 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

                                                               FORM 10-Q    4.

  CONSOLIDATED STATEMENT OF INCOME                      MARINE MIDLAND BANKS, INC.

  dollars in thousands                               Three months ended March 31
                                                             1995           1994 *
  Interest income:
     Interest and fees on loans                         $ 286,439     $  238,672
     Interest and dividends on securities                  33,739         26,026
     Interest on trading assets                             6,971         17,711
     Interest on deposits with banks                       17,008          9,692
     Interest on federal funds sold and securities
         purchased under resale agreements                  8,337          4,555
  -------------------------------------------------------------------------------
  Total interest income                                   352,494        296,656
  -------------------------------------------------------------------------------
  Interest expense:
     Deposits:
         In domestic offices                               88,599         61,435
         In foreign offices                                13,290          5,446
     Federal funds purchased and securities
         sold under repurchase agreements                   6,006          5,639
     Other short-term borrowings                           17,228         14,154
     Long-term debt                                        12,947         22,940
  -------------------------------------------------------------------------------
  Total interest expense                                  138,070        109,614
  -------------------------------------------------------------------------------
  Net interest income                                     214,424        187,042
  Provision for loan losses                               125,000          2,519
  -------------------------------------------------------------------------------
  Net interest income, after provision for loan losses     89,424        184,523
  -------------------------------------------------------------------------------
  Other operating income:
     Trust income                                          11,336         12,240
     Service charges                                       19,929         20,106
     Mortgage servicing income                              4,510          4,571
     Other fees and commissions                            30,057         32,253
     Trading revenues (loss)                                1,402         (5,029)
     Other income                                           9,137          4,774
  -------------------------------------------------------------------------------
  Total other operating income                             76,371         68,915
  -------------------------------------------------------------------------------
                                                          165,795        253,438
  -------------------------------------------------------------------------------
  Other operating expenses:
     Salaries                                              69,031         70,804
     Pension and other employee benefits                   20,641         20,515
  -------------------------------------------------------------------------------
         Total personnel expense                           89,672         91,319
     Net occupancy expense                                 17,485         18,995
     Other expenses                                        55,942         79,478
  -------------------------------------------------------------------------------
  Total other operating expenses                          163,099        189,792
  -------------------------------------------------------------------------------

  Income before taxes                                       2,696         63,646
  Applicable income tax expense (benefit)                 (63,300)        24,800
  -------------------------------------------------------------------------------

  Net income                                            $  65,996     $   38,846
  ===============================================================================

  * Restated to include the accounts and results of Concord Leasing, Inc.
    merged with the Company on January 1, 1995.




                                                                              FORM 10-Q    5.

  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'  EQUITY       MARINE MIDLAND BANKS, INC.
  --------------------------------------------------------------------------------------------
                                                                  Three months ended March 31
  dollars in thousands                                                   1995            1994 *
  --------------------------------------------------------------------------------------------
  At beginning of period                                           $1,499,989      $1,438,705
  Net income                                                           65,996          38,846
  Cash dividends declared on preferred stock                           (1,468)         (1,468)
  --------------------------------------------------------------------------------------------
  At end of period                                                 $1,564,517      $1,476,083
  ============================================================================================
  --------------------------------------------------------------------------------------------
  CONSOLIDATED STATEMENT OF CASH FLOWS
  --------------------------------------------------------------------------------------------
                                                                    Three months ended March 31
  dollars in thousands                                                   1995           1994  *
  --------------------------------------------------------------------------------------------
  Cash flows from operating activities:
      Net income                                                   $   65,996      $   38,846
      Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
           Depreciation and amortization                               14,403          16,036
           Provision for loan losses                                  125,000           2,519
           Net change in other accrual accounts                       (71,741)         53,239
           Net change in loans originated for sale                    (37,748)         62,180
           Net change in trading assets                                 7,636         113,882
           Other, net                                                 (93,643)          4,911
  --------------------------------------------------------------------------------------------
                Net cash provided (used) by operating activities        9,903         291,613
  --------------------------------------------------------------------------------------------
  Cash flows from investing activities:
      Net change in interest bearing deposits with banks              334,017        (160,497)
      Net change in federal funds sold and securities purchased
        under resale agreements                                      (499,390)        390,461
      Purchases of securities                                        (302,033)        (54,045)
      Sales of securities                                               4,933           7,339
      Maturities of securities                                        134,801         158,431
      Net change in credit card receivables                           (67,832)         61,260
      Net change in other short-term loans                             23,928         (23,815)
      Net originations and maturities of long-term loans              157,849        (284,681)
      Expenditures for premises and equipment                          (5,234)         (1,220)
      Other, net                                                       86,702          17,973
  --------------------------------------------------------------------------------------------
                Net cash provided (used) by investing activities     (132,259)        111,206
  --------------------------------------------------------------------------------------------
  Cash flows from financing activities:
      Net change in deposits                                          530,815          22,689
      Net change in federal funds purchased and securities sold
        under repurchase agreements.                                    9,039        (386,008)
      Net change in other short-term borrowings and acceptances      (492,239)       (231,961)
      Proceeds from issuances of long-term debt                            --          21,451
      Repayment of long-term debt                                          --        (287,786)
      Dividends paid                                                   (1,468)         (1,468)
  --------------------------------------------------------------------------------------------
                Net cash provided (used) by financing activities       46,147        (863,083)
  --------------------------------------------------------------------------------------------
  Net change in cash and due from banks                               (76,209)       (460,264)
  Cash and due from banks at beginning of period                    1,050,558       1,154,044
  --------------------------------------------------------------------------------------------
  Cash and due from banks at end of period                         $  974,349      $  693,780
  ============================================================================================


  * Restated to include the accounts and results of Concord Leasing, Inc. merged with the
    Company on January 1, 1995.





                                                                                                         FORM 10-Q    11.

  CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*                                            MARINE MIDLAND BANKS, INC.
                                                              First Quarter 1995               First Quarter 1994**
                                                          Balance    Interest   Rate        Balance    Interest   Rate
  dollars in millions
  Assets
  Interest bearing deposits with banks                    $ 1,112    $  17.0     6.20 %     $ 1,121    $   9.7     3.51 %
  Federal funds sold and securities
      purchased under resale agreements                       578        8.4     5.85           546        4.5     3.38
  Trading assets                                              387        7.0     7.24         1,405       17.7     5.07
  Securities:
      U.S. Government and
           federal agency obligations                       2,055       31.0     6.08         1,552       21.4     5.56
      Other securities                                        199        2.7     5.71           346        4.6     5.37
  ----------------------------------------------------------------------------------------------------------------------
           Total securities                                 2,254       33.7     6.05         1,898       26.0     5.53
  Loans:
      Domestic:
           Commercial                                       6,338      132.5     8.46         6,494      105.9     6.60
           Consumer                                         5,852      143.8     9.87         5,200      126.3     9.76
  ----------------------------------------------------------------------------------------------------------------------
                Total domestic                             12,190      276.3     9.14        11,694      232.2     8.00
      International                                           548       10.1     7.52           532        7.6     5.81
  ----------------------------------------------------------------------------------------------------------------------
                Total loans                                12,738      286.4     9.07        12,226      239.8     7.91
  ----------------------------------------------------------------------------------------------------------------------
  Total earning assets                                     17,069    $ 352.5     8.33 %      17,196    $ 297.7     6.98 %
  ----------------------------------------------------------------------------------------------------------------------
  Less  - allowance for loan losses                          (496)                             (471)
  Cash and due from banks                                     911                               940
  Other assets                                                807                               749
  ----------------------------------------------------------------------------------------------------------------------
  Total assets                                            $18,291                           $18,414
  ======================================================================================================================

  Liabilities and Shareholders' Equity
  Interest bearing demand deposits                        $ 1,571    $   7.6     1.95 %     $ 1,574    $   5.8     1.51 %
  Consumer savings deposits                                 3,821       29.6     3.14         4,001       23.8     2.41
  Other consumer time deposits                              2,864       36.6     5.19         2,121       23.1     4.42
  Commercial and public savings
      and other time deposits                               1,506       14.8     3.99         1,396        8.6     2.53
  Deposits in foreign offices                               1,262       13.3     4.27           725        5.5     3.05
  ----------------------------------------------------------------------------------------------------------------------
  Total time deposits                                      11,024      101.9     3.75         9,817       66.8     2.76
  ----------------------------------------------------------------------------------------------------------------------
  Short-term borrowings                                     1,534       23.2     6.14         2,024       19.7     3.97
  Long-term debt                                              713       13.0     7.36         1,526       23.1     6.09
  ----------------------------------------------------------------------------------------------------------------------
  Total funds borrowed                                      2,247       36.2     6.53         3,550       42.8     4.88
  ----------------------------------------------------------------------------------------------------------------------
  Total interest bearing liabilities                       13,271    $ 138.1     4.22 %      13,367    $ 109.6     3.33 %
  ----------------------------------------------------------------------------------------------------------------------
  Interest rate spread                                                           4.11 %                            3.65 %
  ----------------------------------------------------------------------------------------------------------------------
  Demand deposits                                           3,033                             3,132
  Other liabilities                                           453                               455
  Total shareholders' equity                                1,534                             1,460
  ----------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity              $18,291                           $18,414
  ======================================================================================================================

  Net interest income                                                $ 214.4                           $ 188.1
  Net yield on average earning assets                                            5.05 %                            4.40 %
  Net yield on average total assets                                              4.72                              4.11
  ----------------------------------------------------------------------------------------------------------------------
  Net interest income/net yield on average earning assets:
      Domestic                                                       $ 201.4     5.30 %                $ 182.5     4.76 %
      International                                                     13.0     2.97                      5.6     1.27
  ======================================================================================================================
   * Interest and rates are presented on a taxable equivalent basis.
  **Restated to include the accounts and results of Concord Leasing, Inc. merged with the
    Company on January 1, 1995.


(Restated as amended as of April 12, 1990)


BY-LAWS

of

MARINE MIDLAND BANKS, INC.


ARTICLE I
SHAREHOLDERS' MEETINGS

     Section 1.1 Annual Meeting. The Annual Meeting of the shareholders for the election of directors and the transaction of such other business as may properly come before the meeting, shall be held in April each year at the Office of the Corporation, One Marine Midland Center, City of Buffalo, State of New York, or at such other place and at such time and on such day as may be designated from time to time by the Board of Directors.

     Section 1.2   Special Meetings.  Except as otherwise
specifically provided by statute, special meetings of the shareholders may be called for any purpose at any time by the Board, the Chairman of the Board, the President, the Chief
Executive Officer or the Secretary. Business transacted at all special meetings of shareholders shall be confined to the purposes stated in the Notice of Meeting.

     Section 1.3 Quorum. The holders of a majority of the stock issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of shareholders unless otherwise provided by law.

     Section 1.4 Voting. At any meeting of the shareholders each shareholder may vote in person or by proxy duly authorized in writing. Each shareholder shall at every meeting of shareholders be entitled to one vote for each share of stock held by such share-holder. A majority of the votes cast shall decide every question or matter submitted to the shareholders at any meeting, unless otherwise provided by law or by the Certificate of Incorporation.

     Any action required to be taken at an annual or special meeting of shareholders may be taken without a meeting by written consent setting forth the action and signed by the holders of outstanding shares having not less than the minimum number of shares necessary to authorize or to take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     Section 1.5 Notice of Meeting. Written notice of each meeting of shareholders stating the place, date, and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered personally or shall be mailed postage prepaid to each share-holder entitled to vote at such meeting, directed to the shareholder at his address as it appears on the records of the Corporation, not less than ten days before the date of the meeting.

ARTICLE II
DIRECTORS

     Section 2.1 Board of Directors. The Board of Directors (hereinafter referred to as the "Board"), shall have the power to manage and administer the business and affairs of the Corporation, and, except as expressly limited by law, all corporate powers of the Corporation shall be vested in and may be exercised by said Board unless such powers are required by statute, by the Certif-icate of Incorporation, or by these By-Laws to be done by the shareholders.

     Section 2.2 Number and Term. The Board shall consist of not less than five nor more than twenty-five directors, the exact number within such minimum and maximum limits to be fixed and determined from time to time by resolution of a majority of the full Board or by resolution of the shareholders at any meeting of shareholders. Unless sooner removed or disqualified, each director shall hold office until the next annual meeting of the shareholders and until his successor has been elected and qualified.

     Section 2.3 Organization Meeting. At its first meeting after each annual meeting of shareholders, the Board shall choose a Chairman of the Board, a President and a Chief Executive Officer from its own members and otherwise organize the new Board and appoint officers of the Corporation for the succeeding year.

     Section 2.4 Chairman of the Board. The Chairman of the Board shall preside at all meetings of the Board and of shareholders and perform such duties as shall be assigned to him from time to time by the Board. In the absence of the Chairman of the Executive Committee, the Chairman of the Board shall act as Chairman of the Executive Committee. Except as may be otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or the Board.

He shall be kept informed by the executive officers about the affairs of the Corporation.

     Section 2.5 Regular Meetings. The Regular Meetings of the Board shall be held each month at the time and location designated by the Board. No notice of a Regular Meeting shall be required if the meeting is held according to a Schedule of Regular Meetings approved by the Board.

     Section 2.6 Special Meetings. Special meetings of the Board may be called by the Chairman of the Board, the President, the Chief Executive Officer or the Secretary or at the written request of any three or more directors. Each member of the Board shall be given notice stating the time and place of each such special meeting by telegram, telephone, or similar electronic means, or in person, at least one day prior to such meeting, or by mail at least three days prior.

     Section 2.7 Quorum. One-third of the directors shall constitute a quorum at any meeting, except when otherwise provided by law. If a quorum is not present at any meeting, the directors present may adjourn the meeting, and the meeting may be held, as adjourned, without further notice provided that a quorum is then present. The act of a majority of the directors present at any meeting at which there is a quorum, shall be the act the Board, unless otherwise specifically provided by statute, by the Certificate of Incorporation, or by these By-Laws.

     Section 2.8 Vacancies. When any vacancy occurs among the directors, the remaining members of the Board may appoint a director to fill each such vacancy at any regular meeting of the Board, or at a special meeting called for that purpose. Any director so appointed shall hold office until the next an- nual meeting of the shareholders and until his successor has been elected and qualified, unless sooner displaced.

     Section 2.9 Removal of Directors. Any director may be removed either with or without cause, at any time, by a vote of the holders of a majority of the shares of the Corporation at any meeting of shareholders called for that purpose. A director may be removed for cause by a vote of a majority of the full Board.

     Section 2.10 Compensation of Directors. The Board shall fix the amounts to be paid directors for their services as directors and for their attendance at the meetings of the Board or of committees or otherwise. No director who receives a salary from the Corporation shall receive any fee for attending meetings of the Board or of any of its committees.

     Section 2.11 Action of the Board. Except as otherwise provided by law, corporate action to be taken by the Board shall mean such action at a meeting of the Board or the Executive Committee of the Board. Any action required or permitted to be taken by the Board, the Executive Committee or any other committee of the Board may be taken without a meeting if all members of the Board or the committee consent in writing to a resolution authorizing the action. The resolution and the written consents thereto shall be filed with the minutes of the proceedings of the Board or committee. Any one or more members of the Board or any committee may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

     Section 2.12 Waiver of Notice. Notice of the Meeting need not be given to any director who submits a signed Waiver of Notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, a lack of such notice.


ARTICLE III
COMMITTEES OF THE BOARD

     Section 3.1 Executive Committee. There shall be an Executive Committee which shall be composed of at least three members elected by the Board from among its members at its first meeting following the Annual Meeting to serve for the ensuing year and shall include the Chairman of the Board, the President, the Chief Executive Officer, and the Chairman of the Executive Committee, all of which offices may be held by one person. The Chairman of the Board may appoint one or more directors as alternate members to serve in place of any absent members of the Executive Committee. Any vacancy in the Executive Committee shall be filled by the Board but until its next regular Board meeting may be filled temporarily by the Chairman of the Board.

     The Executive Committee shall possess and exercise all of the powers of the Board except when the latter is in session.

     Section 3.2 Chairman of the Executive Committee. The Board shall appoint one of its members to be Chairman of the Executive Committee. The Chairman of the Board, the President or the Chief Executive Officer may at the same time be appointed Chairman of the Executive Committee. The Chairman of the Executive Committee shall preside at all meetings of the Executive Committee, and he shall, in the absence of the Chairman of the Board, the President and the Chief Executive Officer, preside at all meetings of share- holders and the Board. He shall also perform such other duties and be vested with such other powers as may from time to time be conferred upon him by these By-Laws or as shall be assigned to him from time to time by the Board or the Chief Executive Officer.

     Section 3.3 Meetings of the Executive Committee. Meetings of the Executive Committee may be called by the Chairman of the Board, the Chairman of the Executive Committee, the President, the Chief Executive Officer or the Secretary, and may be held at any place and at any time designated in the notice thereof. Each member of the Executive Committee shall be given notice stating the time and place of each such meeting, by telegram, telephone, or similar electronic means, or in person, at least one day prior to such meeting, or by mail at least three days prior.

     Section 3.4 Audit Committee. The Board shall designate an Audit Committee, which shall hold office until the next annual meeting, consisting of not less than three of its members, other than officers of the Corpora- tion. The Committee shall meet with the Corporation's independent auditors and review with them the scope of their examination, and their findings and recommendations.

The Audit Committee shall also meet with and receive reports from the Corporation's internal auditors. The Committee shall oversee the accounting policies used in the preparation of the financial statements of the Corporation and its affiliates. The Committee will report the results of their meetings and reviews to the Board.

     Section 3.5  Other Committees.   The Board may appoint, from
time to time, from its own members, committees of the Board of one or more persons, for such purposes and with such powers as the Board may determine.

ARTICLE IV
OFFICERS

     Section 4.1 President. The Board shall appoint one of its members to be President. In the absence of the Chairman of the Board, the President shall preside at all meetings of the Board and of shareholders and in the absence of the Chairman of the Executive Committee and the Chairman of the Board at all meetings of the Executive Committee. Except as may be otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or the Board. The President shall have general executive powers, shall participate actively in all major policy decisions and shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice, to the Office of President, or imposed by these By-Laws. The President shall also have and may exercise such further powers and duties as from time to time may be conferred, or assigned by the Board or the Chief Executive Officer.

     Section 4.2 Chief Executive Officer. The Board shall appoint one of its members to be Chief Executive Officer of the Corporation. The Chairman of the Board or the President may at the same time be appointed Chief Executive Officer. The Chief Executive Officer shall exercise general supervision over the policies and business affairs of the Corporation and the carrying out of the policies adopted or approved by the Board. Except as otherwise provided by these By-Laws, he shall have power to determine the duties to be performed by the officers appointed as provided in Section 4.5 of these By-Laws, and to employ and discharge officers and employees. Except as otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or created by the Board. In the absence of the Chairman of the Board and the President, he shall preside at all meetings of the Board and of shareholders.

     Section 4.3 Executive and Other Senior Officers. The Board shall by resolution determine from time to time those officers whose appointment shall require approval by the Board or a committee of the Board. Each such officer shall have such powers and duties as may be assigned by the Board, a committee of the Board, the President or the Chief Executive Officer.

     Section 4.4 Secretary. The Board shall appoint a Secretary who shall be the Secretary of the Board and of the Corporation and shall keep accurate minutes of all the meetings of shareholders and of the Board. The Secretary shall attend to the giving of all notices required to be given by these By- Laws; shall be custodian of the corporate seal, records, documents, and papers of the Corporation; shall provide for the keeping of proper records of all transactions of the Corporation; shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice, to the Office of Secretary, or imposed by these By-Laws; and shall also perform such other duties as may be asssigned from time to time by the Board, the President or the Chief Executive Officer.

     Section 4.5 Other Officers. The President or the Chief Executive Office or his designee may appoint all officers whose appointment does not require approval by the Board or a committee of the Board, and assign to them such titles, as from time to time may appear to be required or desirable to transact the business of the Corporation. Each such officer shall have such powers and duties as may be assigned by the Board, the President or the Chief Executive Officer.

     Section 4.6 Tenure of Office. The Chairman of the Board, the President, the Chief Executive Officer and the Chairman of the Executive Committee shall hold office for the current year for which the Board was elected, unless they shall resign, become disqualified, or be removed. All other officers shall hold office until their successors have been appointed and qualify unless they shall resign, become disqualified or be removed. The Board shall have the power to remove the Chairman of the Board, the President, the Chief Executive Officer and the Chairman of the Executive Committee. The Board or the Chief Executive Officer or his designee shall have the power to remove all other officers and employees. Any vacancy occurring in the offices of Chairman of the Board, President or Chief Executive Officer shall be filled promptly by the Board.

     Section 4.7 Compensation. The Board shall by resolution determine from time to time the officers whose compensation will require approval by the Board or a committee of the Board. The Chief Executive Officer shall fix the compensation of all officers and employees whose compensation does not require approval by the Board or the Compensation and Nominating Committee.

ARTICLE V
STOCK AND STOCK CERTIFICATES

     Section 5.1 Transfers. Shares of stock shall be transferable on the books of the Corporation only by the person named in the certificate or by an attorney, lawfully constituted in writing, and upon surrender of the certifi- cate therefor. Every person becoming a shareholder by such transfer shall, in proportion to his shares, succeed to all rights of the prior holder of such shares.

     Section 5.2 Stock Certificates. The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corpor- ation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the Chairman of the Board, the President, the Chief Executive Officer, a Vice President or any other officer appointed by the Board for this purpose, and the Secretary or an Assistant Secretary.


ARTICLE VI
CORPORATE SEAL

     Section 6.1 Corporate Seal. The Chairman of the Board, the President, the Chief Executive Officer, the Secretary, any Assistant Secretary, Vice President, Assistant Vice President, or other officer thereunto designated by the Board or the Chief Executive Officer or his designee, shall have authority to affix the corporate seal to any document requiring such seal, and to attest the same. Such seal shall be substantially in the following form:

                                      (impression )
                                      (    of     )
                                      (   Seal    )


                                   ARTICLE VII
                            MISCELLANEOUS PROVISIONS

     Section 7.1.   Fiscal Year.  The Fiscal Year of the
Corporation shall be the calendar year.

     Section 7.2. Execution of Instruments. All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accep- ted in behalf of the Corporation by the Chairman of the Board, or the Presi- dent, or the Chief Executive Officer, or the Secretary, or any Vice President, or any other officer or employee designated by the Board or the Chief Execu- tive Officer or his designee. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such other manner and by such other officers as the Board may from time to time direct. The provisions of this Section 7.2 are supplementary to any other provision of these By-Laws. Each of the foregoing authorizations shall be at the pleasure of the Board, and each such authorization by the Chief Executive Officer or his designee also shall be at the pleasure of the Chief Executive Officer.

     Section 7.3. Records. The By-Laws and the proceedings of all meet- ings of the shareholders, the Board, and standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as Secretary of the meeting.

     Section 7.4 Emergency Operations. In the event of war or warlike damage or disaster of sufficient severity to prevent the conduct and management of the affairs, business, and property of the Corporation by its directors and officers as contemplated by these By-Laws, any two or more available members of the then incumbent Executive Committee shall constitute a quorum of that committee for the full conduct and management of the affairs, business, and property of the Corporation. In the event of the unavailability at such time of a minimum of two members of the then incumbent Executive Committee, any three available directors shall constitute the Executive Committee for the full conduct and management of the affairs, business, and property of the Corporation. This By-Law shall be subject to implementation by resolutions of the Board passed from time to time for that purpose, and any provisions of these By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Executive Committee acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs, business, and property under all of the other provisions of these By-Laws.

     Section 7.5 (a) Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or, while a director or officer of the Corporation is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an "Indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section 7.5(b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or part thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board. The right to indemnification conferred in this Section 7.5 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Delaware General Corporation Law so requires, an advancement of expenses incurred by an Indemnitee shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise.

     (b) Right of Indemnitee to Bring Suit. If a claim under paragraph (a) of this Section 7.5 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the Indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of such Indemnitee's undertaking, the Indemnitee shall be entitled to be paid the expense of prosecuting or defending such suit. In any suit brought by the Indemnitee to enforce a right to indemnification hereunder it shall be a defense that, and in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the Indemnitee has not met the applicable standard of conduct set forth in the Delaware General Corporation Law. Neither the failure of the Corporation to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the Indemnitee, be a defense to such suit. In any suit brought by the Indemnitee to enforce a right to indemnifi- cation or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking by the Indemnitee, the Corporation shall have the burden of proving that the Indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Section 7.5 or otherwise.

     (c) Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section 7.5 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's
Certificate of Incorporation, By-Law, agreement, vote of shareholders or disinterested directors or otherwise.

     (d) Indemnification of Employees and Agents of the Corporation. The Corporation may, to the extent authorized from time to time by the Board, grant rights to indemnification, and to the advancement of expenses to any employee or agent of the Corporation to the fullest extent of the provisions of this Section
7.5 with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.

     (e) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law, as the same exists or may hereafter be amended.

     Section 7.6 Amendments. The By-Laws may be added to, amended, altered or repealed at any regular meeting of the Board, by a vote of a majority of the total number of the directors, or at any meeting of shareholders, duly called and held, by a majority of the stock represented at such meeting.


     I, XXX, CERTIFY that: (1) I am the duly constituted XXX Secretary of Marine Midland Banks, Inc., and as such officer have access to its official records; (2) the foregoing By-Laws are the By-Laws of said Corporation, and all of them are now lawfully in force and effect.

IN TESTIMONY WHEREOF, I have hereunto affixed my official signature and the seal of the said Corporation, in the city of XXX, New York, on this XX day of XXX, 19XX.




                                             Gea Tung
                                             Assistant Secretary





5126d