Form 10-Q
period 1995-06-30
MARINE MIDLAND BANKS INC
filed 1995-08-11
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995               Commission file number 1-2940

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

                                             Yes   X               No

All voting stock (1,001 shares of Common Stock, $5 par value) is owned by HSBC Holdings B.V., a wholly-owned indirect subsidiary of HSBC Holdings plc.

This report includes a total of 24 pages.
                                                                         2.


Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements                                          Page


     Consolidated Balance Sheet
     June 30, 1995 and December 31, 1994                                  3

     Consolidated Statements of Income
     For The Quarter and Six Months
     Ended June 30, 1995 and 1994                                         4

     Consolidated Statement of Changes in
     Shareholders' Equity For The Six Months
     Ended June 30, 1995 and 1994                                         5

     Consolidated Statement of Cash Flows
     For The Six Months Ended
     June 30, 1995 and 1994                                               5

     Notes to Consolidated Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     8

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                15

Signatures                                                               16

                                                                         6.


Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accounting and reporting policies of Marine Midland Banks, Inc. (the Company) and its subsidiaries, conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1994 Annual Report on Form 10-K.

2.   Pledged Financial Instruments

At June 30, 1995, securities, loans and other assets carried at $1,484,597,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

3.   Significant Acquisition

The Company's results have been consolidated with Concord Leasing, Inc. (Concord), which was merged into the Company on January 1, 1995 through the contribution of Concord's outstanding common stock held by HSBC Holdings B.V. to the Company. Concord provides equipment financing through loan and finance lease transactions. Assets of Concord totaled $1.5 billion at December 31, 1994, including an aircraft exit portfolio of $428 million.

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

4.   New Accounting Standard

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114) as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (FAS 118). FAS 114 applies to all loans, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment (generally consumer loans), loans that are measured at fair value, leases and debt securities. FAS 114 provides guidance in defining and measuring loan impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
                                                                         7.


As a result of adopting the provisions of FAS 114, insubstance foreclosed real estate (ISORE) and insubstance foreclosed other assets are now classified as nonaccruing loans. ISORE totaling $67 million and insubstance foreclosed other assets totaling $3.2 million at December 31, 1994 have been reclassified to loans in the accompanying 1994 balance sheet to reflect consistent presentation.

Interest income on impaired loans is recognized only to the extent of cash received, with payments first applied to principal due.
                                                                         8.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

Marine Midland Banks, Inc. (the "Company") reported second quarter net income of $68.3 million, compared with a net loss of $90.2 million in the 1994 second quarter. For the first six months of 1995, net income was $134.3 million, compared with a net loss of $51.3 million for the first six months of last year. Net income in 1995 reflected improved net interest income and lower operating expenses. A tax benefit was recognized in the first quarter of 1995 for the expected use of Concord's net operating loss carryforward.

Net Interest Income

Net interest income for the second quarter of 1995 increased to $214.7 million compared with $192.9 million for the second quarter of 1994. For the first six months of 1995, net interest income was $429.1 million compared with $379.9 million for the first six months of 1994.

Interest income of $362.0 million in the second quarter of 1995 was 17.5% higher than the second quarter of 1994. Average earning assets of $17.0 billion for the second quarter of 1995 were at the same level as a year ago whereas, the average rate earned on earning assets increased to 8.55% for the second quarter of 1995 compared with 7.28% a year ago. Interest income of $714.5 million for the first six months of 1995 was 18.1% higher than the first six months of 1994. Average earning assets of $17.0 billion for the first six months of 1995 were at the same level as the first six months of 1994. The average rate earned on earning assets was 8.46% for the first six months of 1995 compared with 7.15% a year ago. The improvement in interest income is due to a number of factors including increases in consumer and small and medium sized commercial loans, a higher prime rate, lower nonaccruing loans and a better yielding investment portfolio.

Interest expense for the second quarter of 1995 was $147.3 million, representing a 27.9% increase over the second quarter of 1994. Average interest bearing liabilities for the second quarter of 1995 were $13.3 billion, approximately the same as a year ago. The average rate paid on interest bearing liabilities was 4.44% compared with 3.48% a year ago. Interest expense for the first six months of 1995 was $285.4 million or 27.0% above the first six months of 1994. Average interest bearing liabilities for the first six months of 1995 were $13.3 billion, approximately the same as a year ago. The average rate paid on interest bearing liabilities was 4.33% for the first six months of 1995 compared with 3.40% a year ago. The increase in rate paid reflects a higher interest rate environment, offset in part by increases in lower rate consumer deposits. Average outstanding balances in domestic interest bearing deposits increased by $.8 billion during the first half of 1995 over 1994 while borrowed funds declined.

The taxable equivalent net yield on average total assets for the second quarter of 1995 was 4.72%, compared with 4.27% a year ago. The taxable equivalent net yield on average total assets for the first six months of 1995 was 4.74%, compared with 4.21% a year ago.
                                                                         9.

Other Operating Income

For the second quarter of 1995, total other operating income was $81.9 million, compared with $70.1 million in the 1994 second quarter. For the first six months of 1995, total other operating income was $158.2 million, compared with $140.5 million for the first six months of 1994. The major variance in other operating income was improvement in trading revenues which were $1.4 million in the second quarter of 1995 compared with a loss of $8.8 million during the same period in 1994. For the first six months of 1995 trading revenue was $2.8 million compared with a loss of $13.8 million during the same period of 1994 primarily due to improved stability in the money markets.

Other Operating Expenses

Other operating expenses were $163.1 million in the 1995 second quarter compared with $186.0 million for the 1994 second quarter. Other operating expenses were $326.2 million for the first six months of 1995 compared with $377.2 million a year ago. The Company continues a vigilant expense control discipline.

Operating expenses in the first six months of 1994 included a $26.6 million provision to cover the estimated costs of a voluntary early retirement program, of which $15.0 million was provided in the first quarter of 1994.
The actual employee acceptance rate, which became known in the second quarter, was higher than originally estimated.

Income Taxes

Contemplated in the merger of Concord and the Company was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that can be used to offset future taxable income of the Company. At December 31, 1994, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, Concord's operating loss carryforward was recognized in the first quarter of 1995.

The deferred tax asset at June 30, 1995 was $113 million, net of valuation reserve of $273 million.
                                                                        10.

Asset Quality

The following tables provides a summary of the loan loss allowance and nonaccruing loans.

                                2nd       2nd   6 Months       Year  6 Months
                            Quarter   Quarter      Ended      Ended     Ended
                               1995      1994    6/30/95   12/31/94   6/30/94
                                         (in millions)
  Allowance for Loan Losses
  Balance at beginning
    of period                $542.4    $466.2     $495.4     $473.3    $473.3
  Provision related to
    acquired companies            -         -          -        1.2         -
  Provision charged to income  12.0     135.6      137.0      150.6     138.1
  Net charge offs              65.5      60.4      143.5      129.7      70.0

  Balance at end of period   $488.9    $541.4     $488.9     $495.4    $541.4

                                      June 30,    December 31,     June 30,
                                         1995            1994         1994
                                                 (in millions)

  Nonaccruing Loans
  Balance at end of period             $443.4          $855.4       $943.1
  As a percent of loans outstanding      3.42%           6.62%        7.58%

  Nonperforming Loans and Assets*
  Balance at end of period             $602.3          $881.8       $983.0
  As a percent of total assets           3.16%           4.72%        5.40%

  *Includes nonaccruing loans, other real estate and other owned assets.

  Allowance Ratios
  Allowance for loan losses as a percent of:
     Loans                               3.77%           3.84%       4.35%
     Nonaccruing loans                 110.26           57.92       57.41


Provisions for loan losses were $12.0 million in the second quarter of 1995 compared with $135.6 million in the second quarter of 1994. Provisions for loan losses for the first half of 1995 were $137.0 million compared with $138.1 million during the first half of 1994.

Nonaccruing loans were $443.4 million at June 30, 1995 compared with $546.6 million at March 31, 1995 and $855.4 million at December 31, 1994.

The Company identified impaired loans as defined by FAS 114 totaling $408 million at June 30, 1995, of which $154 million had a specific loan loss allowance of $81 million. At March 31, 1995, the Company had identified impaired loans of $498 million, of which $234 million had a specific loan loss allowance of $126 million. No interest income was recognized on impaired loans during the first half of 1995.

Other real estate and other owned assets includes other owned assets of $140 million, $8 million and $16 million at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. Other owned assets include foreclosed assets and other equipment previously held under lease financing contracts recorded at fair value.
                                                                        11.


The Company has outstanding loans in highly leveraged transactions ("HLT"). An HLT occurs when credit is extended or investment is made involving the buyout, acquisition, or recapitalization of an existing business resulting in a high leverage ratio. Total committed amounts as of June 30, 1995 in this category of loans were $179 million, including outstandings of $147 million, compared with commitments of $216 million, including outstandings of $138 million at December 31, 1994. At June 30, 1995, $16 million of these loans were on nonaccrual status, compared with $17 million at December 31, 1994.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At June 30, 1995, $15.4 billion notional value of such positions, with an estimated positive fair value of approximately $25.3 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At June 30, 1995, $1.3 billion notional value of such positions with an estimated negative fair value of $2.1 million were outstanding.

The Company's credit risk associated with off-balance sheet positions is not considered material, since almost all derivative contracts are executed with counterparties affiliated through common ownership.

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $2.9 billion at June 30, 1995 compared with $2.2 billion at December 31, 1994. Loans at June 30, 1995 were 68.0% of total assets compared with 69.1% at December 31, 1994.

Deposits at June 30, 1995 were $14.9 billion, compared with $13.8 billion at December 31, 1994. Deposits continue to exceed loans and were 114.9% of loans at June 30, 1995. Short-term borrowings, including repurchase agreements, were $1.5 billion at June 30, 1995 compared with $2.3 billion at December 31, 1994. Long-term borrowings of $.7 billion at June 30, 1995 were at the same level as December 31, 1994.

                                                                        12.


Capital

Shareholders' equity was $1.6 billion at June 30, 1995 compared with $1.5 billion at December 31, 1994.

Under risk-based capital guidelines, the Company's capital ratios were 10.87% at the Tier 1 level and 16.73% at the total capital level at June 30, 1995. These ratios compare with 10.93% at the Tier 1 level and 17.25% at the total capital level at December 31, 1994.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.78% at June 30, 1995 compared with 8.16% at December 31, 1994.
                                                                        15.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits
          (3)  Registrant's By-Laws, as Amended to Date

     (b)  Report on Form 8-K
          None
                                                                        16.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        MARINE MIDLAND BANKS, INC.
                                               (Registrant)









Date     August 10, 1995              /s/       Gerald A. Ronning
                                                Gerald A. Ronning
                                      Executive Vice President & Controller
                                      (On behalf of Registrant and
                                       as Chief Accounting Officer)


                                                                      3.

CONSOLIDATED BALANCE SHEET                    MARINE MIDLAND BANKS,  INC.


                                                 June 30,    December 31,
dollars in thousands                                 1995          1994  *
- -------------------------------------------------------------------------
ASSETS
Cash and due from banks                      $    865,817  $   1,050,558
Interest bearing deposits with banks              899,867      1,231,757
Federal funds sold and securities purchased
    under resale agreements                     1,473,288        599,993
Trading assets                                    513,779        404,300
Securities held to maturity (market value
    $1,892,579 and $1,907,650)                  1,878,496      1,967,638
Securities available for sale                      77,262         80,232
Loans                                          12,970,500     12,914,445
Less - allowance for loan losses                  488,856        495,434
- -------------------------------------------------------------------------
         Loans, net                            12,481,644     12,419,011

Premises and equipment                            176,093        185,211
Customers' acceptance liability                    19,281         24,746
Accrued interest receivable                       133,237        124,967
Other real estate and other owned assets          158,970         26,381
Other assets                                      399,049        583,517
- -------------------------------------------------------------------------
TOTAL ASSETS                                 $ 19,076,783  $  18,698,311
=========================================================================

LIABILITIES
Deposits in domestic offices:
    Noninterest bearing                      $  3,224,041  $   3,213,845
    Interest bearing                           10,081,340      9,660,674
Interest bearing deposits in foreign offices    1,592,467        909,629
- -------------------------------------------------------------------------
         Total deposits                        14,897,848     13,784,148

Federal funds purchased and securities sold
    under repurchase agreements                   967,190        729,169
Other short-term borrowings                       580,657      1,526,720
Interest, taxes and other liabilities             269,744        420,435
Acceptances outstanding                            19,281         24,746
Long-term debt                                    710,721        713,104
- -------------------------------------------------------------------------
TOTAL LIABILITIES                              17,445,441     17,198,322
- -------------------------------------------------------------------------

SHAREHOLDERS'  EQUITY
Preferred stock                                    98,063         98,063
Common shareholder's equity:
    Common stock                                        5              5
    Capital surplus                             1,531,127      1,531,127
    Retained earnings (accumulated deficit)         2,147       (129,206)
- -------------------------------------------------------------------------
    Total common shareholder's equity           1,533,279      1,401,926
- -------------------------------------------------------------------------
Total shareholders' equity                      1,631,342      1,499,989
- -------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 19,076,783  $  18,698,311
=========================================================================
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

The accompanying notes are an integral part of these financial statements.

                                                                             4.

CONSOLIDATED STATEMENT OF INCOME                      MARINE MIDLAND BANKS, INC.

                                                            Six months ended
dollars in thousands              Quarter ended June 30          June 30
- -------------------------------------------------------------------------------
                                       1995      1994 *        1995      1994 *
Interest income:
Interest and fees on loans        $ 297,344   $ 250,940   $ 583,783   $ 489,612
Interest and dividends on
 securities                          32,255      24,162      65,995      50,188
Interest on trading assets            7,700      17,625      14,672      35,336
Interest on deposits with banks       8,633      10,777      25,640      20,469
Interest on federal funds sold and
 securities purchased under
 resale agreements                   16,074       4,581      24,410       9,136
- --------------------------------------------------------------------------------
Total interest income               362,006     308,085     714,500     604,741
- --------------------------------------------------------------------------------

Interest expense:
 Deposits:
       In domestic offices           97,506      64,010     186,105     125,445
       In foreign offices            18,277       6,376      31,567      11,822
 Federal funds purchased and
  securities sold under repurchase
  agreements                          5,643       6,674      11,649      12,313
 Other short-term borrowings         13,052      15,944      30,281      30,098
 Long-term debt                      12,857      22,178      25,803      45,118
- --------------------------------------------------------------------------------
Total interest expense              147,335     115,182     285,405     224,796
- --------------------------------------------------------------------------------

Net interest income,                214,671     192,903     429,095     379,945
Provision for loan losses            12,000     135,542     137,000     138,062
- --------------------------------------------------------------------------------
Net interest income after
 provision for loan losses          202,671      57,361     292,095     241,883
- --------------------------------------------------------------------------------

Other operating income:
   Trust income                      11,566      12,514      22,903      24,754
   Service charges                   21,499      21,091      41,428      41,197
   Mortgage servicing income          4,375       4,952       8,885       9,523
   Other fees and commissions        30,285      32,954      60,342      65,207
   Trading revenues (loss)            1,430      (8,788)      2,831     (13,817)
   Other income                      12,724       7,400      21,860      13,609
- --------------------------------------------------------------------------------
     Total other operating income    81,879      70,123     158,249     140,473
- --------------------------------------------------------------------------------
                                    284,550     127,484     450,344     382,356
- --------------------------------------------------------------------------------

Other operating expenses:
Salaries                             70,371      71,984     139,402     142,585
Pension and other employee
 benefits                            18,365      21,782      39,006      42,500
- --------------------------------------------------------------------------------
       Total personnel expense       88,736      93,766     178,408     185,085
Net occupancy expense                17,698      16,384      35,182      35,379
Other expenses                       56,688      75,804     112,630     156,716
- -------------------------------------------------------------------------------
Total other operating expenses      163,122     185,954     326,220     377,180
Provision for ORE and other owned
 asset losses                         1,635           -       1,635           -
- --------------------------------------------------------------------------------

Total operating expenses after
 provision for ORE and other
 owned assets                       164,757     185,954     327,855     377,180
- --------------------------------------------------------------------------------

Income (loss) before taxes          119,793     (58,470)    122,489       5,176
Applicable income tax
 expense (benefit)                   51,500      31,700     (11,800)     56,500
- --------------------------------------------------------------------------------

Net income (loss)                 $  68,293   $ (90,170)  $ 134,289   $ (51,324)
================================================================================

* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

The accompanying notes are an integral part of these financial statements.

                                                                            5.
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
 MARINE MIDLAND BANKS, INC.
 -------------------------------------------------------------------------------

                                                       Six months ended June 30
 dollars in thousands                                       1995          1994 *
 -------------------------------------------------------------------------------

 At beginning of period                              $ 1,499,989  $  1,438,705
 Net income (loss)                                       134,289       (51,324)
 Capital contribution from parent                              -        25,000
 Cash dividends declared on preferred stock               (2,936)       (2,936)
 -------------------------------------------------------------------------------
 At end of period                                    $ 1,631,342  $  1,409,445
 ===============================================================================


 -------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       Six months ended June 30
 -------------------------------------------------------------------------------
 dollars in thousands                                       1995         1994  *

 Cash flows from operating activities:
 Net income (loss)                                   $   134,289  $    (51,324)
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Depreciation and amortization                            28,379        34,747
 Provision for loan losses                               137,000       138,062
 Net change in other accrual accounts                   (153,336)      102,017
 Net change in loans originated for sale                 (91,066)      117,139
 Net change in trading assets                           (108,974)      624,819
 Other, net                                              (66,154)      (11,169)
 -------------------------------------------------------------------------------
 Net cash provided (used) by operating activities       (119,862)      954,291
 -------------------------------------------------------------------------------
 Cash flows from investing activities:
 Net change in interest bearing deposits with banks      331,890       862,506
 Net change in federal funds sold and
  securities purchased under resale agreements          (873,295)      118,354
 Purchases of securities                                (308,732)      (56,343)
 Sales of securities                                      13,981        12,751
 Maturities of securities                                391,840       275,600
 Net change in credit card receivables                   (72,743)       29,773
 Net change in other short-term loans                     10,162       (70,262)
 Net originations and maturities of long-term loans     (183,297)     (538,374)
 Expenditures for premises and equipment                  (3,610)       (6,169)
 Other, net                                              101,854       (47,804)
 -------------------------------------------------------------------------------
 Net cash provided (used) by investing activities       (591,950)      580,032
 -------------------------------------------------------------------------------
 Cash flows from financing activities:
 Net change in deposits                                1,113,700        43,046
 Net change in federal funds purchased and
  securities sold under repurchase agreements            238,021      (992,645)
 Net change in other short-term borrowings
  and acceptances                                       (821,667)     (345,026)
 Proceeds from issuances of long-term debt                     -        51,016
 Repayment of long-term debt                                 (47)     (351,009)
 Capital contribution from parent                              -        25,000
 Dividends paid                                           (2,936)       (2,936)
 -------------------------------------------------------------------------------
 Net cash provided (used) by financing activities        527,071    (1,572,554)
 -------------------------------------------------------------------------------
 Net change in cash and due from banks                  (184,741)      (38,231)
 Cash and due from banks at beginning of period        1,050,558     1,154,044
 -------------------------------------------------------------------------------
 Cash and due from banks at end of period            $   865,817  $  1,115,813
 ===============================================================================

 * Restated to include the accounts and results of Concord Leasing, Inc.
   merged with the Company on January 1, 1995.
 * The accompanying notes are an integral part of these financial statements.




                                                                           13.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*   MARINE MIDLAND BANKS, INC.

                                Second Quarter 1995   Second Quarter 1994**
                              ----------------------  ----------------------
                              Balance  Interest Rate  Balance  Interest Rate
- ----------------------------------------------------------------------------
dollars in millions
Assets
Interest bearing deposits
 with banks                   $    540 $   8.6 6.41 % $  1,124 $  10.8 3.84 %
Federal funds sold and
 securities purchased
 under resale agreements         1,042    16.0 6.19        449     4.6 4.09
Trading assets                     434     7.7 7.12      1,261    17.6 5.60
Securities:
U.S. Government and
 federal agency obligations      1,916    29.7 6.22      1,495    20.2 5.38
Other securities                   189     2.7 5.41        306     4.1 5.40
- ----------------------------------------------------------------------------
Total securities                 2,105    32.4 6.15      1,801    24.3 5.38
Loans:
Domestic:
Commercial                       6,329   139.4 8.83      6,493   121.6 7.51
Consumer                         6,002   149.0 9.95      5,345   121.5 9.10
- ----------------------------------------------------------------------------
Total domestic                  12,331   288.4 9.37     11,838   243.1 8.23
International                      546     9.1 6.65        558     8.5 6.13
- ----------------------------------------------------------------------------
Total loans                     12,877   297.5 9.26     12,396   251.6 8.14
- ----------------------------------------------------------------------------
Total earning assets            16,998 $ 362.2 8.55 %   17,031 $ 308.9 7.28 %
- ----------------------------------------------------------------------------
Less - allowance for loan
 losses                           (523)                   (511)
Cash and due from banks            869                     921
Other assets                       907                     765
- ----------------------------------------------------------------------------
Total assets                  $ 18,251                $ 18,206
============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $  1,575 $   7.5 1.93 % $  1,602 $   6.2 1.53 %
Consumer savings deposits        3,730    30.1 3.24      4,022    24.8 2.47
Other consumer time deposits     3,065    42.0 5.49      2,167    23.7 4.40
Commercial and public savings
 and other time deposits         1,671    17.9 4.28      1,374     9.5 2.74
Deposits in foreign offices      1,422    18.3 5.15        688     6.3 3.72
- ----------------------------------------------------------------------------
Total time deposits             11,463   115.8 4.05      9,853    70.5 2.87
- ----------------------------------------------------------------------------
Short-term borrowings            1,136    18.7 6.60      1,964    22.6 4.62
Long-term debt                     712    12.8 7.24      1,442    22.0 6.17
- ----------------------------------------------------------------------------
Total funds borrowed             1,848    31.5 6.85      3,406    44.6 5.27
- ----------------------------------------------------------------------------
Total interest bearing
 liabilities                    13,311 $ 147.3 4.44 %   13,259 $ 115.1 3.48 %
- ----------------------------------------------------------------------------
Interest rate spread                           4.11 %                  3.80 %
- ----------------------------------------------------------------------------
Demand deposits                  2,973                   3,055
Other liabilities                  369                     430
Total shareholders' equity       1,598                   1,462
- ----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $ 18,251                $ 18,206
============================================================================
Net interest income                    $ 214.9                 $ 193.8
Net yield on average earning assets            5.07 %                  4.56 %
Net yield on average total assets              4.72                    4.27
- ----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
Domestic                               $ 204.8 5.18 %          $ 187.7 4.94 %
International                             10.1 3.54                6.1 1.33
============================================================================
 * Interest and rates are presented on a taxable equivalent basis.
**Restated to include the accounts and results of Concord Leasing, Inc.
  merged with the Company on January 1, 1995.


                                                                           14.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*   MARINE MIDLAND BANKS, INC.

                                  Six Months 1995         Six Months 1994**
                                ----------------------  ----------------------
                                Balance  Interest Rate  Balance  Interest Rate
- ------------------------------------------------------------------------------
dollars in millions
Assets
Interest bearing deposits
 with banks                      $   824 $  25.6 6.27 % $  1,123 $  20.5 3.68 %
Federal funds sold and securities
 purchased under resale agreements   812    24.4 6.07        498     9.1 3.70
Trading assets                       410    14.7 7.17      1,332    35.3 5.32
Securities:
U.S. Government and
 federal agency obligations        1,985    60.7 6.15      1,523    41.6 5.47
Other securities                     194     5.4 5.56        326     8.7 5.38
- ------------------------------------------------------------------------------
Total securities                   2,179    66.1 6.10      1,849    50.3 5.46
Loans:
Domestic:
Commercial                         6,333   271.9 8.66      6,493   227.5 7.06
Consumer                           5,928   292.8 9.94      5,273   247.8 9.42
- ------------------------------------------------------------------------------
Total domestic                    12,261   564.7 9.28     11,766   475.3 8.12
International                        547    19.2 7.09        545    16.1 5.97
- ------------------------------------------------------------------------------
Total loans                       12,808   583.9 9.12     12,311   491.4 8.02
- ------------------------------------------------------------------------------
Total earning assets              17,033 $ 714.7 8.46 %   17,113 $ 606.6 7.15 %
- ------------------------------------------------------------------------------
Less  - allowance for loan losses   (510)                   (491)
Cash and due from banks              890                     930
Other assets                         858                     758
- ------------------------------------------------------------------------------
Total assets                     $18,271                $ 18,310
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand deposits $ 1,573 $  15.1 1.94 % $  1,588 $  12.0 1.52 %
Consumer savings deposits          3,775    59.7 3.19      4,011    48.6 2.44
Other consumer time deposits       2,965    78.6 5.35      2,144    46.8 4.41
Commercial and public savings
 and other time deposits           1,589    32.7 4.14      1,385    18.1 2.63
Deposits in foreign offices        1,343    31.6 4.74        707    11.8 3.37
- ------------------------------------------------------------------------------
Total time deposits               11,245   217.7 3.90      9,835   137.3 2.81
- ------------------------------------------------------------------------------
Short-term borrowings              1,334    41.9 6.34      1,994    42.3 4.29
Long-term debt                       713    25.8 7.30      1,484    45.1 6.13
- ------------------------------------------------------------------------------
Total funds borrowed               2,047    67.7 6.67      3,478    87.4 5.07
- ------------------------------------------------------------------------------
Total interest bearing liabilities13,292 $ 285.4 4.33 %   13,313 $ 224.7 3.40 %
- ------------------------------------------------------------------------------
Interest rate spread                             4.13 %                  3.75 %
- ------------------------------------------------------------------------------
Demand deposits                    3,003                   3,094
Other liabilities                    410                     442
Total shareholders' equity         1,566                   1,461
- ------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity            $18,271                $ 18,310
==============================================================================

Net interest income                      $ 429.3                 $ 381.9
Net yield on average earning assets              5.08 %                  4.50 %
Net yield on average total assets                4.74                    4.21
- ------------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
Domestic                                 $ 406.2 5.26 %          $ 370.2 4.85 %
International                               23.1 3.19               11.7 1.30
==============================================================================
 *Interest and rates are presented on a taxable equivalent basis.
**Restated to include the accounts and results of Concord Leasing, Inc.
  merged with the Company on January 1, 1995.



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