Form 10-Q
period 1995-09-30
MARINE MIDLAND BANKS INC
filed 1995-11-01
CIK 62348

CONFORMED 1.





                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995             Commission file number 1-2940

                              HSBC Americas, Inc.
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

This report includes a total of 60 pages.
                                                                           2.


Part I - FINANCIAL INFORMATION

                                                                          Page
Item 1 - Financial Statements

      Consolidated Balance Sheet
      September 30, 1995 and December 31, 1994                               3

      Consolidated Statements of Income
      For The Quarter and Nine Months
      Ended September 30, 1995 and 1994                                      4

      Consolidated Statement of Changes in
      Shareholders' Equity For The Nine Months
      Ended September 30, 1995 and 1994                                      5

      Consolidated Statement of Cash Flows
      For The Nine Months Ended
      September 30, 1995 and 1994                                            5

      Notes to Consolidated Financial Statements                             6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                                                                           6.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

HSBC Americas, Inc. (the Company) until October 1, 1995 was known as Marine Midland Banks, Inc. The accounting and reporting policies of the Company and its subsidiaries including its principal subsidiary, Marine Midland Bank, conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1994 Annual Report on Form 10-K.

2.    Pledged Financial Instruments

At September 30, 1995, securities, loans and other assets carried at $2,364,870,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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

                                                                          7.


present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

The adoption of FAS 114 had no impact upon the Company's financial condition or results of operation except that insubstance foreclosed real estate (ISORE) and insubstance foreclosed other assets are now classified as nonaccruing loans. ISORE totaling $67 million and insubstance foreclosed other assets totaling $3.2 million at December 31, 1994 have been reclassified to loans in the accompanying 1994 balance sheet to reflect consistent presentation.

Interest income on impaired loans is recognized only to the extent of cash received, with payments first applied to principal due.

The Company is required to adopt Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (FAS 122), effective Janu-ary 1, 1996. The Company does not expect that the adoption of FAS 122 will have a material effect on its financial position or results of operation.
                                                                           8.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC Americas, Inc. (the Company), formerly known as Marine Midland Banks, Inc., reported third quarter net income of $76.6 million, compared with $48.2 million in the 1994 third quarter. For the first nine months of 1995, net income was $210.9 million, compared with a net loss of $3.1 million for the first nine months of last year. Net income in 1995 reflected improved net interest income and lower operating expenses. Tax benefits of $86.0 million were recognized in the first nine months of 1995 for the expected use of Concord's net operating loss carryforward.

Net Interest Income

Net interest income for the third quarter of 1995 increased to $220.6 million compared with $189.2 million for the third quarter of 1994. For the first nine months of 1995, net interest income was $649.7 million compared with $569.1 million for the first nine months of 1994.

Interest income of $373.5 million in the third quarter of 1995 was 22.0% higher than the third quarter of 1994. Average earning assets of $17.3 billion for the third quarter of 1995 were 6.0% higher than a year ago. The average rate earned on earning assets increased to 8.59% for the third quarter of 1995 compared with 7.47% a year ago. Interest income of $1,088.0 million for the first nine months of 1995 was 19.5% higher than the first nine months of 1994. Average earning assets of $17.1 billion for the first nine months of 1995 were 1.6% higher than the first nine months of 1994. The average rate earned on earning assets was 8.52% for the first nine months of 1995 compared with 7.26% a year ago. The improvement in interest income is due to a number of factors including increases in consumer and small and medium sized commercial loans, a higher prime rate, lower nonaccruing loans and a better yielding investment portfolio.

Interest expense for the third quarter of 1995 was $152.9 million, representing a 30.7% increase over the third quarter of 1994. Average interest bearing liabilities for the third quarter of 1995 were $13.6 billion, compared with $12.5 billion a year ago. The average rate paid on interest bearing liabilities was 4.47% compared with 3.71% a year ago. Interest expense for the first nine months of 1995 was $438.3 million or 28.3% above the first nine months of 1994. Average interest bearing liabilities for the first nine months of 1995 were $13.4 billion, compared with $13.0 billion a year ago. The average rate paid on interest bearing liabilities was 4.38% for the first nine months of 1995 compared with 3.50% a year ago. The increase in rate paid reflects a higher interest rate environment. Average outstanding balances in domestic interest bearing deposits increased by $1.6 billion during the first nine months of 1995 over 1994 while borrowed funds declined.

The taxable equivalent net yield on average total assets for the third quarter of 1995 was 4.74%, compared with 4.33% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 1995 was 4.75%, compared with 4.25% a year ago.

                                                                           9.

Other Operating Income

For the third quarter of 1995, total other operating income was $81.5 million, compared with $77.9 million in the 1994 third quarter. For the first nine months of 1995, total other operating income was $239.7 million, compared with $218.4 million for the first nine months of 1994. The major variance in other operating income was an improvement in trading revenues which were $1.4 million in the third quarter of 1995 compared with a loss of $.6 million during the same period in 1994. For the first nine months of 1995 trading revenue was $4.2 million compared with a loss of $14.4 million during the same period of 1994 primarily due to improved stability in the money markets.

Other Operating Expenses

Other operating expenses were $168.1 million in the 1995 third quarter compared with $190.0 million for the 1994 third quarter. Other operating expenses were $494.3 million for the first nine months of 1995 compared with $567.2 million a year ago. Expenses for the third quarter of 1995 have been reduced by $7.9 million as a result of a refund received from the FDIC relating to its premium rate reduction for the period June 1995 to September 1995.

Operating expenses in the first nine months of 1994 included a $29.8 million provision to cover the estimated costs of a voluntary early retirement program.

Income Taxes

Contemplated in the merger of Concord and the Company was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that can be used to offset future taxable income of the Company. At December 31, 1994, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, Concord's net deferred tax asset of $73.5 million was recognized in the first quarter of 1995 reflecting management's judgement that such asset was now more likely than not to be realized.

During the third quarter of 1995, the Company's effective tax rate was further reduced as a result of a decrease in the valuation reserve attributable to deductible losses relating to Concord assets.

The deferred tax asset at September 30, 1995 was $96 million, net of valuation reserve of $298 million.
                                                                          10.

Asset Quality

The following tables provides a summary of the loan loss allowance and nonaccruing loans.

                                3rd       3rd  9 Months       Year 9 Months
                            Quarter   Quarter     Ended      Ended    Ended
                               1995      1994   9/30/95   12/31/94  9/30/94
                                              (in millions)
Allowance for Loan Losses
Balance at beginning
  of period                  $488.9    $541.4    $495.4     $473.3   $473.3
Allowance related to
  acquired companies              -         -         -        1.2        -
Provision charged to
  income (recovery)            18.0       (.9)    155.0      150.6    137.2
Net charge offs                 6.8       2.9     150.3      129.7     72.9

Balance at end of period     $500.1    $537.6    $500.1     $495.4   $537.6


                                September 30,  December 31,   September 30,
                                        1995          1994            1994
                                              (in millions)
Nonaccruing Loans
Balance at end of period              $411.9        $855.4          $904.0
As a percent of loans
 outstanding                            3.13%         6.62%           7.21%

Nonperforming Loans and Assets*
Balance at end of period              $524.3        $881.8          $941.8
As a percent of total assets            2.67%         4.72%           5.02%

*Includes nonaccruing loans, other real estate and other owned assets.

Allowance Ratios
Allowance for loan losses as a
percent of:
  Loans                                 3.80%         3.84%           4.29%
  Nonaccruing loans                   121.42         57.92           59.47


Provisions for loan losses were $18.0 million in the third quarter of 1995 compared with a recovery of $.9 million in the third quarter of 1994. Provisions for loan losses for the first nine months of 1995 were $155.0 million compared with $137.2 million during the first nine months of 1994.

Nonaccruing loans were $411.9 million at September 30, 1995 compared with $443.4 million at June 30, 1995 and $855.4 million at December 31, 1994.

The Company identified impaired loans as defined by FAS 114 totaling $358 million at September 30, 1995, of which $135 million had a specific loan loss allowance of $74 million. No interest income was recognized on impaired loans during the first nine months of 1995.

                                                                          11.


Other owned assets totaled $100 million, $8 million and $22 million at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. Other owned assets include foreclosed assets and other equipment previously held under lease financing contracts recorded at fair value.

The Company has outstanding loans in highly leveraged transactions ("HLT"). An HLT occurs when credit is extended or investment is made involving the buyout, acquisition, or recapitalization of an existing business resulting in a high leverage ratio. Total committed amounts as of September 30, 1995 in this category of loans were $173 million, including outstandings of $141 million, compared with commitments of $216 million, including outstandings of $138 million at December 31, 1994. At September 30, 1995, $15 million of these loans were on nonaccrual status, compared with $17 million at December 31, 1994.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At September 30, 1995, $18.3 billion notional value of such positions, with an estimated positive fair value of approximately $26.1 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At September 30, 1995, $1.2 billion notional value of such positions with an estimated negative fair value of $.9 million were outstanding.

The Company's credit risk associated with off-balance sheet positions is not considered material, since almost all derivative contracts are executed with counterparties affiliated through common ownership.

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $2.4 billion at September 30, 1995 compared with $2.2 billion at December 31, 1994. Loans at September 30, 1995 were 67.0% of total assets compared with 69.1% at December 31, 1994.

Deposits at September 30, 1995 were $14.8 billion, compared with $13.8 billion at December 31, 1994. Deposits continue to exceed loans and were 112.6% of loans at September 30, 1995. Short-term borrowings, including repurchase agreements, were $2.1 billion at September 30, 1995 compared with $2.3 billion at December 31, 1994. Long-term borrowings of $.7 billion at September 30, 1995 were at the same level as December 31, 1994.
                                                                          12.


Capital

Shareholders' equity was $1.7 billion at September 30, 1995 compared with $1.5 billion at December 31, 1994.

Under risk-based capital guidelines, the Company's capital ratios were 11.29% at the Tier 1 level and 17.11% at the total capital level at September 30, 1995. These ratios compare with 10.93% at the Tier 1 level and 17.25% at the total capital level at December 31, 1994.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 9.04% at September 30, 1995 compared with 8.16% at December 31, 1994.
                                                                          15.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits
           (3) a.  Registrant's Restated Certificate of Incorporation and
                      Amendments thereto
               b.  Registrant's By-Laws, as Amended to Date

      (b)  Report on Form 8-K
           A current report on Form 8-K dated October 2, 1995 was filed with the Securities and Exchange Commission on October 2, 1995, reporting that the Company had changed its name from Marine Midland Banks, Inc. to HSBC Americas, Inc.

                                                                          16.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 HSBC Americas, Inc.
                                                    (Registrant)









Date:  November 1, 1995                 /s/       Gerald A. Ronning
                                                  Gerald A. Ronning
                                        Executive Vice President & Controller
                                            (On behalf of Registrant and
                                             as Chief Accounting Officer)


                                                                          3.

CONSOLIDATED BALANCE SHEET                            HSBC AMERICAS, INC.


                                               September 30, December 31,
dollars in thousands                                 1995          1994  *
-------------------------------------------------------------------------
ASSETS
Cash and due from banks                      $  1,078,738  $   1,050,558
Interest bearing deposits with banks            1,060,020      1,231,757
Federal funds sold and securities purchased
    under resale agreements                       769,700        599,993
Trading assets                                    537,539        404,300
Securities held to maturity (market value
    $2,644,528 and $1,907,650)                  2,626,453      1,967,638
Securities available for sale                      74,067         80,232
Loans                                          13,154,908     12,914,445
Less - allowance for loan losses                  500,128        495,434
-------------------------------------------------------------------------
         Loans, net                            12,654,780     12,419,011

Premises and equipment                            176,606        185,211
Customers' acceptance liability                    23,854         24,746
Accrued interest receivable                       160,314        124,967
Other real estate and other owned assets          112,470         26,381
Other assets                                      364,460        583,517
-------------------------------------------------------------------------
TOTAL ASSETS                                 $ 19,639,001  $  18,698,311
=========================================================================

LIABILITIES
Deposits in domestic offices:
    Noninterest bearing                      $  3,077,812  $   3,213,845
    Interest bearing                           10,203,585      9,660,674
Interest bearing deposits in foreign offices    1,527,441        909,629
-------------------------------------------------------------------------
         Total deposits                        14,808,838     13,784,148

Federal funds purchased and securities sold
    under repurchase agreements                 1,582,899        729,169
Other short-term borrowings                       524,910      1,526,720
Interest, taxes and other liabilities             281,785        420,435
Acceptances outstanding                            23,854         24,746
Long-term debt                                    710,237        713,104
-------------------------------------------------------------------------
TOTAL LIABILITIES                              17,932,523     17,198,322
-------------------------------------------------------------------------

SHAREHOLDERS'  EQUITY
Preferred stock                                    98,063         98,063
Common shareholder's equity:
    Common stock                                        5              5
    Capital surplus                             1,531,127      1,531,127
    Retained earnings (accumulated deficit)        77,283       (129,206)
-------------------------------------------------------------------------
    Total common shareholder's equity           1,608,415      1,401,926
-------------------------------------------------------------------------
Total shareholders' equity                      1,706,478      1,499,989
-------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 19,639,001  $  18,698,311
=========================================================================
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

The accompanying notes are an integral part of these financial statements.


                                                                           4.


CONSOLIDATED STATEMENT OF INCOME                           HSBC AMERICAS, INC.


                                   Quarter ended         Nine months ended
dollars in thousands               September 30          September 30
------------------------------------------------------------------------------
                                      1995     1994 *         1995     1994 *
Interest income:
Loans                            $ 307,710  $ 255,785  $   891,493  $ 745,397
Securities                          36,906     22,734      102,901     72,922
Trading assets                       9,030     11,413       23,702     46,749
Deposits with banks                 13,170      8,093       38,810     28,562
Federal funds sold and
 purchased under resale
 agreements                          6,660      8,044       31,070     17,180
--------------------------------------------------------------------------------
Total interest income              373,476    306,069    1,087,976    910,810
--------------------------------------------------------------------------------

Interest expense:
 Deposits:
       In domestic offices         102,804     72,257      288,909    197,702
       In foreign offices           19,294      5,976       50,861     17,798
 Federal funds purchased and
  securities sold under
  repurchase agreements              9,737      2,793       21,386     15,106
 Other short-term borrowings         8,532     15,929       38,813     46,027
 Long-term debt                     12,518     19,981       38,321     65,099
--------------------------------------------------------------------------------
Total interest expense             152,885    116,936      438,290    341,732
--------------------------------------------------------------------------------

Net interest income                220,591    189,133      649,686    569,078
Provision for loan
  losses (recovery)                 18,000       (855)     155,000    137,207
--------------------------------------------------------------------------------
Net interest income, after
 provision for loan losses         202,591    189,988      494,686    431,871
--------------------------------------------------------------------------------

Other operating income:
   Trust income                     11,162     11,006       34,065     35,760
   Service charges                  21,274     20,924       62,702     62,121
   Mortgage servicing income         3,769      4,692       12,654     14,215
   Other fees and commissions       31,097     31,646       91,439     96,853
   Trading revenues (loss)           1,420       (542)       4,251    (14,359)
   Other income                     12,765     10,250       34,625     23,859
--------------------------------------------------------------------------------
     Total other operating income   81,487     77,976      239,736    218,449
--------------------------------------------------------------------------------
                                   284,078    267,964      734,422    650,320
--------------------------------------------------------------------------------

Other operating expenses:
  Salaries                          72,339     72,082      211,741    214,667
  Pension and other employee
   benefits                         15,823     16,667       54,829     59,167
--------------------------------------------------------------------------------
       Total personnel expense      88,162     88,749      266,570    273,834
  Net occupancy expense             20,056     18,853       55,238     54,232
  Other expenses                    59,889     82,410      172,519    239,126
--------------------------------------------------------------------------------
Total other operating expenses     168,107    190,012      494,327    567,192
Provision for ORE and other
 owned asset losses                  3,466          -        5,101          -
--------------------------------------------------------------------------------

Total operating expenses after
 provision for ORE and other
 owned assets                      171,573    190,012      499,428    567,192
--------------------------------------------------------------------------------

Income before taxes                112,505     77,952      234,994     83,128
Applicable income tax expense       35,900     29,700       24,100     86,200
--------------------------------------------------------------------------------

Net income                       $  76,605  $  48,252  $   210,894  $  (3,072)
================================================================================

* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

The accompanying notes are an integral part of these financial statements.

                                                                            5.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  HSBC AMERICAS,INC.

 -------------------------------------------------------------------------------

                                                Nine months ended September 30
 dollars in thousands                                       1995          1994 *
 -------------------------------------------------------------------------------

 At beginning of period                             $  1,499,989  $  1,438,705
 Net income (loss)                                       210,894        (3,072)
 Capital contribution from parent                              -        25,000
 Cash dividends declared on preferred stock               (4,405)       (4,405)
 Cash dividends declared on common stock                       -       (50,000)
 -------------------------------------------------------------------------------
 At end of period                                   $  1,706,478  $  1,406,228
 ===============================================================================


 -------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                Nine months ended September 30
 -------------------------------------------------------------------------------
 dollars in thousands                                       1995          1994 *

 Cash flows from operating activities:
 Net income (loss)                                  $    210,894  $     (3,072)
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
 Depreciation, amortization and deferred taxes           (70,990)       49,986
 Provision for loan losses                               155,000       137,207
 Net change in other accrual accounts                   (150,379)      117,822
 Net change in loans originated for sale                 (63,112)      193,280
 Net change in trading assets                             12,400     1,099,992
 Other, net                                              (88,474)        1,247
 -------------------------------------------------------------------------------
 Net cash provided (used) by operating activities          5,339     1,596,462
 -------------------------------------------------------------------------------
 Cash flows from investing activities:
 Net change in interest bearing deposits with banks      171,737       765,439
 Net change in federal funds sold and
  securities purchased under resale agreements          (169,707)   (1,094,848)
 Purchases of securities                              (1,192,004)     (153,156)
 Sales of securities                                      24,292        18,006
 Maturities of securities                                527,604       416,871
 Net change in credit card receivables                  (140,916)     (105,704)
 Net change in other short-term loans                     12,312       (51,788)
 Net originations and maturities of long-term loans     (310,869)     (650,951)
 Expenditures for premises and equipment                 (12,306)      (11,357)
 Other, net                                              111,570        71,045
 -------------------------------------------------------------------------------
 Net cash provided (used) by investing activities       (978,287)     (796,443)
 -------------------------------------------------------------------------------
 Cash flows from financing activities:
 Net change in deposits                                1,024,690       946,356
 Net change in federal funds purchased and
  securities sold under repurchase agreement             853,730      (920,255)
 Net change in other short-term borrowings
  and acceptances                                       (872,840)     (493,218)
 Repayment of long-term debt                                 (47)     (500,294)
 Capital contribution from parent                              -        25,000
 Dividends paid                                           (4,405)      (54,405)
 -------------------------------------------------------------------------------
 Net cash provided (used) by financing activities      1,001,128      (996,816)
 -------------------------------------------------------------------------------
 Net change in cash and due from banks                    28,180      (196,797)
 Cash and due from banks at beginning of period        1,050,558     1,088,520
 -------------------------------------------------------------------------------
 Cash and due from banks at end of period           $  1,078,738  $    891,723
 ===============================================================================

 * Restated to include the accounts and results of Concord Leasing, Inc.
   merged with the Company on January 1, 1995.
   The accompanying notes are an integral part of these financial statements.


                                                                           13.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*          HSBC AMERICAS, INC.

                               Third Quarter 1995     Third Quarter 1994**
                             -----------------------  ----------------------
                             Balance  Interest Rate   Balance  Interest Rate
----------------------------------------------------------------------------
dollars in millions
Assets
Interest bearing deposits
 with banks                  $    862 $  13.2  6.07 % $    703 $   8.0 4.57 %
Federal funds sold and
 securities purchased
 under resale agreements          439     6.7  6.02        682     8.1 4.68
Trading assets                    534     9.1  6.79        745    11.5 6.12
Securities:
U.S. Government and
 federal agency obligations     2,187    33.5  6.09      1,426    19.1 5.36
Other securities                  237     3.4  5.79        269     3.6 5.29
----------------------------------------------------------------------------
Total securities                2,424    36.9  6.06      1,695    22.7 5.35
Loans:
Domestic:
Commercial                      6,400   145.5  9.02      6,390   117.4 7.30
Consumer                        6,119   154.1 10.02      5,545   131.0 9.42
----------------------------------------------------------------------------
Total domestic                 12,519   299.6  9.51     11,935   248.4 8.28
International                     532     9.1  6.76        575     9.0 6.21
----------------------------------------------------------------------------
Total loans                    13,051   308.7  9.39     12,510   257.4 8.16
----------------------------------------------------------------------------
Total earning assets           17,310 $ 374.6  8.59 %   16,335 $ 307.7 7.47 %
----------------------------------------------------------------------------
Less - allowance for loan
 losses                          (492)                    (537)
Cash and due from banks           909                      925
Other assets                      845                      744
----------------------------------------------------------------------------
Total assets                 $ 18,572                 $ 17,467
============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                    $  1,588 $   7.7  1.92 % $  1,592 $   6.8 1.71 %
Consumer savings deposits       3,727    31.3  3.33      3,943    27.2 2.74
Other consumer time deposits    3,152    45.0  5.66      2,352    27.1 4.57
Commercial and public savings
 and other time deposits        1,750    18.8  4.27      1,382    11.0 3.17
Deposits in foreign offices     1,482    19.3  5.16        552     6.1 4.29
----------------------------------------------------------------------------
Total time deposits            11,699   122.1  4.14      9,821    78.2 3.16
----------------------------------------------------------------------------
Short-term borrowings           1,147    18.3  6.32      1,425    18.9 5.21
Long-term debt                    711    12.5  6.99      1,264    20.0 6.27
----------------------------------------------------------------------------
Total funds borrowed            1,858    30.8  6.58      2,689    38.9 5.71
----------------------------------------------------------------------------
Total interest bearing
 liabilities                   13,557 $ 152.9  4.47 %   12,510 $ 117.1 3.71 %
----------------------------------------------------------------------------
Interest rate spread                           4.12 %                  3.76 %
----------------------------------------------------------------------------
Demand deposits                 3,032                    2,995
Other liabilities                 315                      550
Total shareholders' equity      1,668                    1,412
----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity        $ 18,572                 $ 17,467
============================================================================
Net interest income                   $ 221.7                  $ 190.6
Net yield on average earning assets            5.08 %                  4.63 %
Net yield on average total assets              4.74                    4.33
----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
Domestic                              $ 210.7  5.24 %          $ 184.7 4.92 %
International                            11.0  3.23                5.9 1.75
============================================================================
 * Interest and rates are presented on a taxable equivalent basis.
**Restated to include the accounts and results of Concord Leasing, Inc.
  merged with the Company on January 1, 1995.



                                                                         14.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES          HSBC AMERICAS, INC.

                               Nine Months 1995          Nine Months 1994**
                             ------------------------  ----------------------
                             Balance  Interest   Rate  Balance  Interest Rate
-----------------------------------------------------------------------------
dollars in millions
Assets
Interest bearing deposits
 with banks                   $   837 $    38.8 6.20 % $    981 $  28.5 3.89 %
Federal funds sold and
 securities purchased
 under resale agreements          686      31.1 6.06        560    17.2 4.10
Trading assets                    452      23.8 7.01      1,135    46.8 5.50
Securities:
U.S. Government and
 federal agency obligations     2,053      94.2 6.13      1,491    60.7 5.44
Other securities                  208       8.8 5.65        306    12.3 5.36
-----------------------------------------------------------------------------
Total securities                2,261     103.0 6.08      1,797    73.0 5.42
Loans:
Domestic:
Commercial                      6,356     419.5 8.82      6,459   344.9 7.14
Consumer                        5,992     446.9 9.97      5,364   378.8 9.42
-----------------------------------------------------------------------------
Total domestic                 12,348     866.4 9.38     11,823   723.7 8.18
International                     542      28.3 6.98        555    25.1 6.05
-----------------------------------------------------------------------------
Total loans                    12,890     894.7 9.28     12,378   748.8 8.09
-----------------------------------------------------------------------------
Total earning assets           17,126 $ 1,091.4 8.52 %   16,851 $ 914.3 7.26 %
-----------------------------------------------------------------------------
Less  - allowance for loan
 losses                          (504)                     (507)
Cash and due from banks           896                       929
Other assets                      854                       753
-----------------------------------------------------------------------------
Total assets                  $18,372                  $ 18,026
=============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $ 1,578 $    22.8 1.93 % $  1,589 $  18.8 1.58 %
Consumer savings deposits       3,759      91.0 3.24      3,989    75.8 2.54
Other consumer time deposits    3,028     123.6 5.46      2,214    73.9 4.46
Commercial and public savings
 and other time deposits        1,643      51.5 4.19      1,384    29.1 2.81
Deposits in foreign offices     1,390      50.9 4.89        654    17.9 3.64
-----------------------------------------------------------------------------
Total time deposits            11,398     339.8 3.99      9,830   215.5 2.93
-----------------------------------------------------------------------------
Short-term borrowings           1,271      60.2 6.33      1,802    61.2 4.54
Long-term debt                    712      38.3 7.20      1,410    65.1 6.17
-----------------------------------------------------------------------------
Total funds borrowed            1,983      98.5 6.64      3,212   126.3 5.25
-----------------------------------------------------------------------------
Total interest bearing
 liabilities                   13,381 $   438.3 4.38 %   13,042 $ 341.8 3.50 %
-----------------------------------------------------------------------------
Interest rate spread                            4.14 %                  3.76 %
-----------------------------------------------------------------------------
Demand deposits                 3,013                     3,060
Other liabilities                 377                       480
Total shareholders' equity      1,601                     1,444
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $18,372                  $ 18,026
=============================================================================

Net interest income                   $   653.1                 $ 572.5
Net yield on average earning assets             5.10 %                  4.54 %
Net yield on average total assets               4.75                    4.25
-----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
Domestic                              $   619.0 5.27 %          $ 554.9 4.87 %
International                              34.1 3.20               17.6 1.43
=============================================================================
 *Interest and rates are presented on a taxable equivalent basis.
**Restated to include the accounts and results of Concord Leasing, Inc.
  merged with the Company on January 1, 1995.






              RESTATED CERTIFICATE OF INCORPORATION                     17.

                               OF

                       HSBC AMERICAS, INC.


          HSBC Americas, Inc. a corporation organized and existing under the laws of the State of Delaware (the
"Corporation"), hereby certifies as follows:

          1. The name of the Corporation is HSBC Americas, Inc. HSBC Americas, Inc. was originally incorporated under the name of Marine Midland Corporation, and the original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on September 23, 1929.

          2. Pursuant to Sections 242 and 245 of the General Corporation Law of the State of Delaware, this Restated Certificate of Incorporation restates and integrates and also further amends the provisions of the Certificate of Incorporation of this Corporation, and has been duly adopted in accordance with Sections 228, 242, and 245 of the General Corporation Law of the State of Delaware pursuant to a written consent adopted by the sole holder of all outstanding shares of common stock, par value $5.00 per share, of the Corporation.

          3.   The text of the Restated Certificate of
Incorporation as heretofore amended or supplemented is hereby restated and further amended to read in its entirety as follows:


          First:  The name of this corporation is HSBC Americas, Inc.


          Second: Its registered office in the State of Delaware is located at 32 Loockerman Square, Suite L-100, Dover, Kent County, Delaware. The name and address of its registered agent is The Prentice-Hall Corporation System, Inc., 32 Loockerman Square, Suite L-100, Dover, Kent County, Delaware 19901.

          Third:  The nature of the business and the objects and
purposes proposed to be transacted, promoted and carried on, are to do any or all of the things herein mentioned as fully and to the same extent as natural persons might or could do in any part of the world as set forth below.  (Wherever used in this Article
Third, the expression "evidence of indebtedness" or "evidences of indebtedness" shall mean and include, without limiting its
generality, any and all bonds, debentures, notes, coupons,
mortgages, commercial paper and/or any other instruments
evidencing indebtedness, however created, issued or granted and whether fully paid or subject to further payments; and the
expression "certificate of interest," or "certificates of
interest" shall mean and include, without limiting its
generality, any and all certificates or shares of stock, scrip,         18.
interim receipts, participation certificates, voting trust certificates, subscription warrants, option warrants and/or any other instruments evidencing interest in share capital or other property, however created, issued or granted and whether fully paid or subject to further payments.)

               (1)  To acquire by purchase, subscription,
          contract or otherwise, hold for investment or otherwise, own, sell, exchange, mortgage, pledge or otherwise dispose of, and generally deal in and with evidences of indebtedness and/or certificates of interest issued or created in any and all parts of the world by banks, trust companies, financial institutions of every kind and description, corporations, associations, partnerships, firms, trustees, syndicates, individuals, governments, states, municipalities or other political or governmental divisions or subdivisions, or by any combinations, organizations or entities whatsoever, irrespective of their form or the name by which they may be described, and to issue in exchange therefor or in payment thereof, in any manner permitted by law, its own evidences of indebtedness and/or certificates of interest, or to make payment therefor by any other lawful means of payment whatsoever; and to exercise any and all of said powers, either on its own account, or with or as agent for other persons, firms, corporations or organizations.

               (2) To receive, collect and dispose of interest, dividends and income upon, of and from any evidence of indebtedness or certificate of interest and any other property held or owned by it, and to exercise any and all rights, powers and privileges of individual ownership or interest in respect of any and all such evidences of indebtedness or certificates of interest, including the right to vote thereon for any and all purposes.

               (3)  To endorse or guarantee the payment of
          principal and/or interest or dividends upon, and to guarantee the performance of sinking fund or other obligations of, any evidences of indebtedness or certificates of interest, and to guarantee the performance of any of the contracts or other undertakings in which the corporation may otherwise be or become interested, of any corporation, association, partnership, firm, trustee, syndicate, individual, government, state, municipality or other political or governmental division or subdivision, domestic or foreign, in so far as may be permitted by law to a corporation of this character.

               (4)  To enter into, make, perform and carry out or       19.
          cancel and rescind contracts relating to or underwritings of evidences of indebtedness or certificates of interest, of any corporation, association, partnership, firm, trustee, syndicate, individual, government, state, municipality or other political or governmental division or subdivision, domestic or foreign, or of any combination, organization, or entity, domestic or foreign, and to act as manager of any underwriting or purchasing or selling syndicate.

               (5) To lend money, whether or not secured by mortgages or other liens on real estate or personal property, and to negotiate and make, either as principal or broker or agent, contracts or other agreements in connection therewith.

               (6) To borrow money with or without security, to make, accept, endorse, guarantee, execute and issue evidences of indebtedness and to secure the same by a mortgage, pledge, deed of trust, other lien or otherwise, upon all or any part of the property of the corporation, wherever situated.

               (7)  To act as agent or representative of
          individuals, firms and corporations, and as such to develop and extend the business interests of individuals, firms and corporations.

               (8) To purchase, hold, sell and transfer the shares of its own capital stock, provided it shall not use its funds or property for the purchase of its own shares of capital stock when such use would cause any impairment of its capital, and provided that shares of its own capital stock belonging to it shall not be voted upon, directly or indirectly, but nothing in this subdivision shall be construed as limiting the exercise of the rights given by Section 243 of the General Corporation Law of the State of Delaware.

               (9) To take, lease, purchase or otherwise acquire and to own, use, hold, sell, convey, lease, exchange, mortgage, improve, develop, cultivate and otherwise handle, deal in and dispose of real estate, real property and any interest or right therein.

               (10)  To purchase, manufacture, acquire, hold,
          own, mortgage, pledge, lease, sell, assign and
          transfer, and to invest, trade, deal in and with goods,
          wares, merchandise, patents, trade-marks, rights,
          privileges, franchises, grants and property of every
          kind and description; to carry on any of the above
          businesses or any other business connected therewith,
          wherever the same may be permitted by law, and to the         20.
          same extent as the laws of this State will permit and as fully and with all the powers that the laws of this State confer upon corporations and organizations under the General Corporation Law of the State of Delaware.

               (11) To acquire and take over as a going concern and/or carry on the business of any person, firm, association or corporation engaged in any business which this corporation is authorized to carry on.

               (12) To render service, assistance, counsel and advice to any person, firm, association or corporation in the conduct of his or its business.

               (13) To do all and everything necessary, suitable and proper for the accomplishment of any of the purposes or the attainment of any of the objects or the furtherance of any of the powers hereinbefore set forth, either as principal or agent, either alone or associated with other corporations or with firms or individuals, and either directly or indirectly through one or more subsidiary company or companies organized or utilized for the purpose, and to do any other act or acts, thing or things, incidental or pertaining to or growing out of, or connected with the aforesaid business, or powers, or any parts thereof, provided the same be not inconsistent with the law under which this corporation is organized.

               (14) The business or purpose of the corporation is from time to time to do any one or more acts and things herein set forth; and it may conduct such business in all its branches or any part thereof either within or outside the State of Delaware, and in other states and territories and dependencies of the United States and in foreign countries.

          The foregoing enumeration of specific powers shall not be deemed to limit or restrict in any manner the general powers of the corporation and the enjoyment and exercise thereof as conferred by the laws of the State of Delaware upon corporations formed under the General Corporation Law of said State, and the doing of any or all the things hereinbefore set forth to the same extent as natural persons might or could do; but this corporation shall not, by any implication or construction, be deemed to possess the power of issuing bills, notes, or other evidences of debt for circulation as money, or the power of carrying on the business of receiving deposits of money, or the business of buying gold and silver bullion or foreign coins.

          Fourth:  The total number of shares of all classes of
stock which the Corporation shall have authority to issue is ten million, fifty thousand, two hundred, fifty-eight (10,050,258)
shares of which forty-nine thousand, one hundred, fifty-eight           21.
(49,158) shares without par value are to be of a class designated
Cumulative Preferred Stock, ten million (10,000,000) shares of the par value of $1.00 each are to be designated Preferred Stock and one thousand, one hundred (1,100) of the par value of $5.00 each are to be of a class designated Common Stock.

          The designations and the voting powers, preferences, and relative, participating, optional and other special rights of the Cumulative Preferred Stock and the Common Stock, and the qualifications, limitations and restrictions thereof, are as follows:

          1. Issue of Cumulative Preferred Stock in Series. The Cumulative Preferred Stock shall be issued from time to time in series as hereinafter provided. All shares of Cumulative Preferred Stock, regardless of series, shall be of equal rank with each other and shall be identical with each other in all respects except as provided in this Article Fourth; and the shares of Cumulative Preferred Stock of any one series shall be identical with each other in all respects except as to the dates from and after which dividends thereon shall be cumulative.

          2. $5.50 Convertible Preferred Stock. There is hereby established a first series of Cumulative Preferred Stock, which shall consist (and shall not be increased to a number in excess) of 24,579 shares. Such first series shall have the designation, voting powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which are set forth in this Article Fourth in respect of the Cumulative Preferred Stock of all series and in addition, the following:

               (a)  The designation of such first series of
Cumulative Preferred Stock shall be "$5.50 Convertible Preferred
Stock" (hereinafter called the $5.50 Preferred Stock).

               (b) The dividend rate for the $5.50 Preferred Stock shall be $5.50 per share per annum, and the date from and after which dividends on each share of the $5.50 Preferred Stock shall be cumulative is the date of issue of the $5.50 Preferred Stock.

               (c) The $5.50 Preferred Stock may not be redeemed prior to the fifth anniversary of the date of issue thereof. On and after such anniversary the $5.50 Preferred Stock shall be redeemable at the option of the corporation at the following respective redemption prices per share during the year commencing on the indicated anniversary of the above-mentioned date of issue:

                    Redemption                    Redemption
                    Price Per                     Price Per
     Anniversary      Share        Anniversary      Share

     Fifth . . . . .$105.00          Tenth . . . .$102.50               22.
     Sixth . . . . . 104.50          Eleventh  . . 102.00
     Seventh . . . . 104.00          Twelfth . . . 101.50
     Eighth  . . . . 103.50          Thirteenth  . 101.00
     Ninth . . . . . 103.00          Fourteenth  . 100.50



and thereafter at the redemption price of $100.00 per share, plus, in each case, an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption.

               (d) In the event of any liquidation, dissolution or winding up of the affairs of the corporation, the holders of the $5.50 Preferred Stock then outstanding shall be entitled to receive out of the assets of the corporation, before any distribution or payment shall be made to the holders of any junior stock, (i) if such liquidation, dissolution or winding up shall be voluntary, (A) prior to the second anniversary of the date of issue of the $5.50 Preferred Stock, $111.00 per share or
(B) thereafter and prior to the fifth anniversary of the date of issue of the $5.50 Preferred Stock, $105.00 per share or (C) on or after such fifth anniversary, an amount equal to the redemption price set forth in paragraph (c) of this subdivision 2 then in effect, and (ii) if such liquidation, dissolution or winding up shall be involuntary, the amount of $100.00 per share, plus, in each case, an amount equal to all accrued and unpaid dividends thereon to the date fixed for payment of such distributive amounts.

               (e) So long as any shares of the $5.50 Preferred Stock shall be outstanding, the corporation shall not, without the consent, given in writing or by resolution adopted at a meeting duly called for that purpose, of the holders of record of at least a majority of that number of shares of the $5.50 Preferred Stock then outstanding, reduce its capital in respect of the $5.50 Preferred Stock below an amount equal to $100 times the number of shares of the $5.50 Preferred Stock then outstanding.

          3.   Provisions Applicable to all Series of Cumulative
Preferred Stock. The voting powers, preferences and rights, and the qualifications, limitations and restrictions thereof, applicable to the Cumulative Preferred Stock of all series, are as follows:

               (a)  Dividends on Cumulative Preferred Stock.  The
holders of the Cumulative Preferred Stock of each series shall be entitled to receive, in preference to the holders of any junior stock, when and as declared by the Board of Directors, but only out of net profits or net assets of the corporation legally
available for the payment of dividends, cumulative cash dividends at the annual rate for such series fixed in this Article FOURTH, and no more, payable on the first days of January, April, July, and October in each year (such days being herein called "dividend payment dates" and the quarterly periods ending on such days
being herein called "dividend periods"), to stockholders of             23.
record on the respective dates, which shall be the same dates for all series, fixed for the purpose by the Board of Directors in advance of payment of each particular dividend. The holders of shares of the Cumulative Preferred Stock shall not be entitled to receive any dividends thereon other than the dividends referred to in this paragraph (a).

          No dividends shall be paid upon, or declared or set apart for, any share of Cumulative Preferred Stock of any series for any dividend period unless at the same time a like proportionate dividend for the same dividend period, ratably in proportion to the respective annual dividend rates fixed therefor, shall be paid upon, or declared and set apart for, all shares of Cumulative Preferred Stock of all series then issued and outstanding and entitled to receive such dividend.

               (b) Dividends on Junior Stock. So long as any shares of the Cumulative Preferred Stock shall be outstanding, the corporation will not declare or pay any dividend on any junior stock (other than dividends payable solely in junior stock) or make any other distribution of any sort, either directly or indirectly, in respect of any junior stock or make any payment on account of the purchase, redemption or other acquisition of any junior stock, unless, at the date of such declaration in the case of a dividend or at the date of such distribution or other payment

                    (i)  all cumulative dividends on the then
               outstanding shares of Cumulative Preferred Stock for all past dividend periods shall have been paid or declared and a sum sufficient for the payment thereof set apart; and

                   (ii) after giving effect, as if paid, to the proposed dividend, distribution or payment, the aggregate amount of all such dividends, distributions and payments declared or made after December 31, 1963 does not exceed the sum of

                         (A)  Consolidated Net Operating Income
                    from December 31, 1963 to such date of
                    declaration, distribution or payment,

                         (B)  the net proceeds to the
                    corporation, valued where other than cash by the Board of Directors, from the issuance or sale after June 30, 1964 of any shares of junior stock and of any convertible securities (other than junior stock) which have been converted into junior stock, and

                         (C)  $17,000,000.

          Subject to the foregoing provisions of this                   24.
paragraph (b), such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on any junior stock from time to time out of the net profits or net assets of the corporation legally available therefor, and the Cumulative Preferred Stock shall not be entitled to participate in any such dividends.

               (c) Redemption of Cumulative Preferred Stock. Subject to the provisions of paragraph (d) of this subdivision 3, the corporation at its option (expressed by resolution of the Board of Directors) may (except as provided in subdivision 2 in respect of the $5.50 Preferred Stock) redeem the outstanding shares of Cumulative Preferred Stock, or of any series thereof, at any time in whole, or from time to time in part, upon notice duly given as hereinafter specified, at the applicable redemption price or prices for such shares fixed in subdivision 2 of this Article Fourth, plus, in each case, an amount equal to all accrued and unpaid dividends thereon to the date fixed for redemption. Notice of every such redemption of Cumulative Preferred Stock, in form approved by the Board of Directors, shall be given by mailing such notice not less than thirty nor more than sixty days prior to the date fixed for such redemption to each holder of record of shares so to be redeemed at his address as the same shall appear on the books of the corporation. In case of redemption of a part only of the Cumulative Preferred Stock of any series at the time outstanding, the redemption may be either pro rata or by lot, as determined by the Board of Directors. Subject to the foregoing, the Board of Directors shall have full power and authority to prescribe the manner in which the drawings by lot or the pro rata redemption shall be conducted and the terms and conditions upon which the Cumulative Preferred Stock shall be redeemed from time to time.

          If any such notice of redemption shall have been duly given, then, from and after the date fixed in such notice as the redemption date (unless default be made by the corporation in providing funds for the payment of the redemption price, and accrued and unpaid dividends to the date fixed for redemption), notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, all shares so called for redemption shall no longer be deemed outstanding on and after such redemption date, and the right to receive dividends thereon and all other rights with respect to such shares shall forthwith on such redemption date cease and terminate, except only the right of the holders thereof to receive the amount payable on redemption thereof, without interest.

          If any such notice of redemption shall have been duly
given or if the corporation shall have given to the bank or trust company hereinafter referred to irrevocable written authorization promptly to give or complete such notice, and if on or before the redemption date specified therein the funds necessary for such
redemption shall have been deposited by the corporation with a          25.
bank or trust company designated in such notice, doing business in the Borough of Manhattan, the City of New York, State of New
York, and having a capital, surplus and undivided profits aggregating at least $5,000,000 according to its last published statement of condition, in trust for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, from and after the time of such deposit all shares so called for redemption shall no longer be deemed outstanding and all rights with respect to such shares shall forthwith cease and terminate, except only the right of the holders thereof to receive from such bank or trust company at any time after the time of such deposit the funds so deposited, without interest, and the right to exercise, before the date fixed for redemption, all privileges of conversion or exchange, if any, not theretofore expired. Any interest accrued on such funds shall be paid to the corporation from time to time. Any funds so deposited and unclaimed at the end of six years from such redemption date shall be repaid to the corporation, after which the holders of the shares so called for redemption shall look only to the corporation for payment thereof; provided that any funds so deposited which shall not be required for redemption because of the exercise of any privilege of conversion or exchange subsequent to the date of deposit shall be repaid to the corporation forthwith.

          None of the shares of Cumulative Preferred Stock of any series redeemed pursuant to the foregoing provisions or converted into or exchanged for other shares of the corporation or purchased or otherwise acquired by the corporation shall be reissued, and the corporation may from time to time take such appropriate corporate action as may be necessary to eliminate such shares from its authorized capital stock.

               (d)  Limitation of Right to Redeem or Purchase
Cumulative Preferred Stock.  If and so long as all cumulative dividends on the outstanding shares of Cumulative Preferred Stock of all series for all past dividend periods shall not have been paid or declared and a sum sufficient for the payment thereof set apart, the corporation shall not redeem less than all of the
Cumulative Preferred Stock at the time outstanding, and neither the corporation nor any subsidiary shall purchase or otherwise acquire for value any of the Cumulative Preferred Stock at the time outstanding unless such purchase or other acquisition shall be pursuant to tenders called for on at least twenty days'
previous notice by mail to all the holders of record of the
Cumulative Preferred Stock at their respective addresses as the same shall appear on the books of the corporation, and the shares so purchased or otherwise acquired shall be those tendered at the lowest prices pursuant to such call for tenders; provided,
however, that if some, but less than all, of the shares tendered at a particular price are to be purchased or otherwise acquired pursuant to such call for tenders, the number of shares to be
purchased or acquired from each holder who has tendered shares at       26.
such price shall be in the proportion which the number of shares he has tendered at such price bears to the total number of shares tendered at such price.

               (e)  Voting Rights.  Except as otherwise provided
by law and as otherwise provided in this Article Fourth, and subject to the provisions of the by-laws of the corporation, as from time to time amended, with respect to the closing of the transfer books and the fixing of a record date for the
determination of stockholders entitled to vote, the holders of the Common Stock shall exclusively possess voting power for the election of directors and for all other purposes, and the holders of the Cumulative Preferred Stock shall have no voting power and shall not be entitled to any notice of any meeting of
stockholders; provided, however, that if at the time of the
giving of notice of any annual meeting of stockholders for the election of directors a default in preferred dividends, as
hereinafter defined, shall exist, the holders of the Cumulative
Preferred Stock, voting separately as a class and without regard to series, shall have the right at such annual meeting to elect two members of the Board of Directors but shall not be entitled to vote in the election of any of the other directors of the corporation, and the holders of the Common Stock, voting
separately as a class, shall be entitled to elect the remaining members of the Board of Directors but shall not be entitled to vote in the election of the two directors of the corporation so to be elected by the holders of the Cumulative Preferred Stock.
Any director elected by the holders of the Cumulative Preferred
Stock, voting as a class as aforesaid, together with each
director elected to fill a vacancy in the office of a Preferred
Director as hereinafter provided (hereinafter called a "Preferred
Director"), shall continue to serve as such director until the next annual meeting of stockholders and until his successor shall be elected and qualified, notwithstanding that prior to the end of such term a default in preferred dividends shall cease to exist.  Any Preferred Director may be removed with or without cause by, and shall not be removed except by, the vote of the holders of the Cumulative Preferred Stock, voting separately as a class without regard to series, at a meeting of stockholders or at a meeting of the holders of shares of Cumulative Preferred
Stock called for the purpose.  So long as a default in preferred dividends shall exist (i) any vacancy in the office of a
Preferred Director may, except as provided in the following
clause (ii), be filled for the unexpired term by the remaining
Preferred Director or, if there shall at the time be no Preferred
Director in office, by the remaining members of the Board of
Directors, and (ii) in the case of the removal of any Preferred
Director, the vacancy may be filled for the unexpired term by the vote of the holders of the Cumulative Preferred Stock, voting separately as a class without regard to series, at the same
meeting at which such removal shall be voted or at any subsequent meeting.  So long as  there is a Preferred Director in office (i)
if there shall be an executive or similar committee of the Board
of Directors, at least one Preferred Director shall be a member         27.
of such committee, (ii) notice of each special meeting of the Board of Directors shall be given to each Preferred Director not less than three days by mail or one day by telegraph or telephone prior to the meeting, and (iii) notice of each special meeting of the executive or similar committee of the Board of Directors, if any, shall be given to each Preferred Director who is a member thereof not less than three days by mail or one day by telegraph or telephone prior to the meeting. Preferred Directors need not be stockholders. For the purposes of this paragraph (e), a default in preferred dividends shall be deemed to have occurred whenever at the time of giving of notice of any annual meeting of stockholders for the election of directors the amount of accrued and unpaid dividends upon any shares of any series of the Cumulative Preferred Stock shall be equivalent to four quarterly dividends or more, and, having so occurred, such default in preferred dividends shall be deemed to exist thereafter until, but only until, all cumulative dividends on all shares of Cumulative Preferred Stock then outstanding, of each and every series, for all past dividend periods shall have been paid or declared and set apart for payment. Nothing herein contained shall be deemed to prevent an amendment of the by-laws of the corporation, in the manner therein provided, which shall increase the number of directors of the corporation so as to provide additional places on the Board of Directors for either one or both of the two directors so to be elected by the holders of the Cumulative Preferred Stock, or so as to increase the number of directors to be elected by the holders of the Common Stock, or to prevent any other change in the number of the directors of the corporation.

          So long as a default in preferred dividends shall exist
(i) the presence in person or by proxy of the holders of twenty-
five percent of the outstanding shares of the Cumulative
Preferred Stock, considered as a class without regard to series, shall be (except as provided above in respect of the filling of a vacancy caused by the removal of a Preferred Director) required to constitute a quorum of such class at any meeting of
stockholders or at any meeting of the holders of shares of
Cumulative Preferred Stock called for the purpose of electing a
Preferred Director or Preferred Directors; provided, however, that a majority of the holders of the Cumulative Preferred Stock who are present in person or represented by proxy at any such meeting at which there shall be no quorum of such class shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, solely for the purpose of electing a Preferred Director or Preferred Directors at an adjourned session of such meeting at which there shall be a quorum of such class; and (ii) the presence in person or by proxy of the holders of a majority (or such lesser number as may at the time be specified in the by-laws of the corporation) of the
outstanding shares of Common Stock shall be required to
constitute a quorum of such class at any meeting of stockholders at which the holders of the Common Stock, voting as a class
aforesaid, shall be entitled to vote for the election of                28.
directors of the corporation. No delay or failure by the holders of the Cumulative Preferred Stock to elect a Preferred Director shall invalidate the election of the members of the Board of Directors elected by the holders of the Common Stock. Holders of Cumulative Preferred Stock shall be entitled to notice of each meeting of stockholders at which they shall have the right to elect a Preferred Director, such notice to be mailed to such holders at least 10 days prior to such meeting.

          Each stockholder entitled to vote at any particular time in accordance with the provisions of this Article Fourth shall have one vote for each share of stock held of record by him and at the time entitled to voting power.

               (f) Restrictions on Certain Capital Changes. So long as any shares of the Cumulative Preferred Stock of any series shall be outstanding, the corporation shall not, without the consent, given in writing or by resolution adopted at a meeting duly called for that purpose, of the holders of record of at least two-thirds of the number of shares of the Cumulative Preferred Stock of all series then outstanding, considered as a class without regard to series,

                    (i)  create or issue any shares of any new
               class of stock ranking prior to the Cumulative Preferred Stock or alter or change the designations or the voting powers, preferences or rights, or the qualifications, limitations or restrictions thereof, of the Cumulative Preferred Stock or of any series thereof; provided, however, that any such alteration or change of the designations or of the voting powers, preferences or rights, or the qualifications, limitations or restrictions thereof, of any particular series of the Cumulative Preferred Stock which does not affect the holders of the Cumulative Preferred Stock of any other series may be effected with the consent, given as aforesaid, of the holders of record of at least two-thirds of the number of shares of the particular series of Cumulative Preferred Stock affected by such alteration or change; and provided, further, that nothing in this clause (i) shall require the vote or consent of the holders of the Cumulative Preferred Stock for or in respect of the creation or increase in the authorized number of shares of any junior stock or any stock (other than the Cumulative Preferred Stock) ranking on a parity with the Cumulative Preferred Stock; or

                    (ii)  create or issue any shares of any new
               class of stock ranking on a parity with the
               Cumulative Preferred Stock, unless, after giving
               effect to the issue of such shares, (A) the sum of       29.
               (1) the aggregate par value (or stated value in the case of shares without par value) of all outstanding shares of stock of the corporation,
               (2) the aggregate amount of the surplus (whether capital, earned or other) and the contingency or other surplus reserves of the corporation, all as determined in accordance with generally accepted accounting principles applicable to banks and bank holding companies, and (3) the sum of the combined reserves for possible loan losses and other valuation reserves of the constituent banks, as determined in accordance with generally accepted accounting principles applicable to banks, will be at least 250% of the aggregate par value (or stated value in the case of shares without par value) of all shares of the Cumulative Preferred
               Stock and all shares of stock of the corporation of every other class ranking prior to or on a parity with the Cumulative Preferred Stock, and
               (B) the Consolidated Net Operating Income earned during the three calendar years immediately preceding such issue shall have averaged at least four times the annual dividend requirements on all shares of Cumulative Preferred Stock and all shares of stock of the corporation of every other class ranking prior to or on a parity with the Cumulative Preferred Stock which will be outstanding.

               (g)  Rights on Liquidation.  In the event of any
liquidation, dissolution or winding up of the affairs of the corporation, the holders of the Cumulative Preferred Stock of each series shall be entitled to receive out of the assets of the corporation, before any distribution or payment shall be made to the holders of any junior stock, the amount per share specified in this Article FOURTH with respect thereto, and the holders of the junior stock shall be entitled, to the exclusion of the
holders of the Cumulative Preferred Stock of any and all series, to share ratably in all the remaining assets of the corporation in accordance with their respective rights.  If upon any
liquidation, dissolution or winding up of the affairs of the corporation the assets available for distribution shall be
insufficient to pay the holders of all outstanding shares of
Cumulative Preferred Stock the full amounts to which they
respectively shall be entitled, the holders of shares of
Cumulative Preferred Stock of all series shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable were paid in full.  Neither the consolidation or merger of the
corporation with or into any other corporation, nor any sale, lease or conveyance of all or any part of the property or
business of the corporation, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the corporation
within the meaning of this paragraph (g).                               30.

               (h) Preemptive Rights. No holder of Cumulative Preferred Stock of any series shall be entitled as such, as a matter of right, to subscribe for or purchase any part of any new or additional issue of stock of any class whatsoever, or of obligations or other securities convertible into, or exchangeable for, any stock of any class whatsoever, whether now or hereafter authorized and whether issued for cash or other consideration or by way of dividend.

          4.   Definitions.  For all purposes of this Article
Fourth:

          The term "accrued and unpaid dividends" when used with reference to any share of any series of the Cumulative Preferred Stock shall mean (whether or not in any dividend period there shall have been net profit or net assets of the corporation legally available for the payment of dividends) an amount computed at the annual dividend rate for the shares of such series from the date on which dividends on such share become cumulative to and including the date to which such dividends are to be accrued, less the aggregate amount of all dividends theretofore paid on such share; but no interest shall be payable upon any arrearages.

          The term "Board of Directors" shall mean the Board of Directors of the corporation.

          The term "Consolidated Net Operating Income" shall mean the consolidated net operating income of the corporation, the constituent banks and such subsidiaries the accounts of which are in fact consolidated with those of the corporation in its annual report to stockholders, all as determined from time to time in accordance with generally accepted accounting principles applicable to banks and bank holding companies.

          The term "constituent banks" shall mean all commercial banks and trust companies, whether organized under Federal or State law, at least a majority of the shares of voting stock of which shall at the time be owned, directly or indirectly, by the corporation or by one or more subsidiaries or by the corporation and one or more subsidiaries.

          The term "junior stock", when used with reference to the Cumulative Preferred Stock, shall mean the Common Stock and any other stock of the corporation, now or hereafter authorized, over which the Cumulative Preferred Stock has preference or priority either in the payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of the corporation.

          The term "stock ranking on a parity with the Cumulative
Preferred Stock" shall mean any stock of the corporation, now or
hereafter authorized, which has preference on a parity with the         31.
Cumulative Preferred Stock either in the payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of the corporation.

          The term "stock ranking prior to the Cumulative Preferred Stock" shall mean any stock of the corporation, now or hereafter authorized, which has preference over the Cumulative Preferred Stock either in the payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of the corporation.

          The term "subsidiary" shall mean any corporation, association or business trust at least a majority of the shares of the voting stock of which shall at the time be owned, directly or indirectly, by the corporation or by one or more subsidiaries or by the corporation and one or more subsidiaries.

          The term "voting stock", as applied to the stock (or the equivalent thereof, in the case of corporations incorporated outside the continental limits of the United States of America) of any corporation, shall mean stock (or such equivalent) of any class or classes, however designated, having ordinary voting power for the election of a majority of the directors of such corporation, other than stock (or such equivalent) having such power only by reason of the happening of a contingency.

          5. Class Voting. Except as otherwise required by law or by the provisions of the Certificate of Incorporation, the vote of the holders of all or any portion of any class of stock, as a class, shall not be required for any action whatsoever to be taken or authorized by the stockholders of the corporation, including any amendment of the Certificate of Incorporation.

          6. Preferred Stock. The Preferred Stock may be issued from time to time in one or more series and with such designation for each such series as shall be stated and expressed in the resolution or resolutions providing for the issue of each such series adopted by the Board of Directors. The Board of Directors in any such resolution or resolutions is expressly authorized to state and express for each such series:

                    (i)  the voting powers, if any, of the
               holders of stock of such series;

                   (ii) the rate per annum and the times at and conditions upon which the holders of stock of such series shall be entitled to receive dividends, and whether such dividends shall be cumulative or non-cumulative and if cumulative the terms upon which such dividends shall be cumulative;

                  (iii)  the price or prices and the time or
               times at and the manner in which the stock of such
               series shall be redeemable;                              32.

                   (iv) the terms, if any, upon which shares of stock of such series shall be convertible into, or exchangeable for, shares of stock of any other class or classes or of any other series of the same or any other class or classes; including the price or prices or the rate or rates of conversion or exchange and the terms of adjustment, if any;

                    (v)  the rights to which the holders of the
               shares of stock of such series shall be entitled upon any voluntary or involuntary liquidation, dissolution or winding up of the corporation, provided, however, that in no event shall they be entitled to receive upon any such liquidation, dissolution or winding up more than $120 per share, plus in respect of each such share a sum computed at the annual dividend rate for such series from and after the date on which dividends on such shares become cumulative to and including the date fixed for such payment, less the aggregate of dividends theretofore paid thereon; and

                   (vi) any other designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof so far as they are not inconsistent with the provisions of the certificate of incorporation, as amended, and to the full extent now or hereafter permitted by the laws of Delaware, provided, however, that in no event shall any series of Preferred Stock rank prior to the Cumulative Preferred Stock.

          7.   Adjustable Rate Cumulative Preferred Stock, Series
A. Pursuant to authority conferred by this Article Fourth on the Board of Directors of the corporation, the Board of Directors, pursuant to a Certificate of Designations filed in the Office of the Secretary of State of the State of Delaware on March 7, 1983, established a series of Preferred Stock of the corporation ("Preferred Stock") to consist of 2,000,000 shares. Such series has the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions, in addition to those set forth in this Article Fourth in respect of the Preferred Stock of all series as follows:

               (a)  Designation.  The designation of this
          series of Preferred Stock shall be "Adjustable
          Rate Cumulative Preferred Stock, Series A"
          (hereinafter called this "Series") and the number
          of shares constituting this Series is Two Million
          (2,000,000).  The number of authorized shares of              33.
          this Series may be reduced by further resolution duly adopted by the Board of Directors of the corporation and by the filing of a certificate pursuant to the provisions of the General
          Corporation Law of the State of Delaware stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased.

               (b)  Dividend Rate.

                    (1)  Dividend rates on the shares of
               this Series shall be:  (i) for the periods
               (the "Initial Dividend Periods") (A) from the
               date of their original issue to and including
               March 31, 1983, (B) from April 1, 1983 to and
               including June 30, 1983, and (C) from July 1,
               1983 to and including September 30, 1983, at
               a rate per annum of 10% on the liquidation
               preference thereof, and (ii) for each
               quarterly dividend period (hereinafter
               referred to as a "Quarterly Dividend Period";
               and any Initial Dividend Period or any
               Quarterly Dividend Period being hereinafter
               individually referred to as a "Dividend
               Period" and collectively referred to as
               "Dividend Periods") thereafter, which
               quarterly dividend periods shall commence on
               January 1,  April 1, July 1 and October 1 in
               each year and shall end on and include the
               day next preceding the first day of the next
               Quarterly Dividend Period, at a rate per
               annum on the liquidation preference thereof
               equal to the Applicable Rate (as defined in
               paragraph (2) of this Section (b)) in respect
               of such Quarterly Dividend Period.  Such
               dividends shall be cumulative from the date
               of original issue of such shares and shall be
               payable, when and as declared by the Board of
               Directors or by a committee of said Board
               duly authorized by said Board to declare such
               dividends, on January 1, April 1, July 1, and
               October 1 of each year, commencing April 1,
               1983.  Each such dividend shall be paid to
               the holders of record of shares of this
               Series as they appear on the stock register
               of the corporation on such record date, not
               exceeding 30 days preceding the payment date
               thereof, as shall be fixed by the Board of
               Directors of the corporation or by a
               committee of said Board of Directors duly
               authorized to fix such date.  Dividends on
               account of arrears for any past Dividend
               Periods may be declared and paid at any time,            34.
               without reference to any regular dividend payment date, to holders of record on such date, not exceeding 30 days preceding the payment date thereof, as may be fixed by the Board of Directors of the corporation or by a committee of said Board of Directors duly authorized to fix such date.

                    (2)  Except as provided below in
               this paragraph, the "Applicable Rate"
               for any Quarterly Dividend Period shall
               be (a) 2% less than (b) the highest of
               the Treasury Bill Rate, the Ten Year
               Constant Maturity Rate and the Twenty
               Year Constant Maturity Rate (each as
               hereinafter defined) for such Dividend
               Period.  In the event that the
               corporation determines in good faith
               that for any reason

                         (i)  any one of the Treasury
                    Bill Rate, the Ten Year Constant
                    Maturity Rate and the Twenty Year
                    Constant Maturity Rate cannot be
                    determined for any Quarterly
                    Dividend Period, then the
                    Applicable Rate for such Dividend
                    Period shall be 2% less than the
                    higher of whichever two of such
                    Rates can be so determined;

                        (ii)  only one of the Treasury
                    Bill Rate, the Ten Year Constant
                    Maturity Rate and the Twenty Year
                    Constant Maturity Rate can be
                    determined for any Quarterly
                    Dividend Period, then the
                    Applicable Rate for such Dividend
                    Period shall be 2% less than
                    whichever such Rate can be so
                    determined; or

                       (iii)  None of the Treasury Bill
                    Rate, the Ten Year Constant
                    Maturity Rate and the Twenty Year
                    Constant Maturity Rate can be
                    determined for any Quarterly
                    Dividend Period, then the
                    Applicable Rate in effect for the
                    preceding Dividend Period shall be
                    continued for such Dividend Period.

               Anything herein to the contrary notwithstanding,
               the Applicable Rate for any Quarterly Dividend           35.
               Period shall in no event be less than 6% per annum or greater than 12% per annum.

                    (3)  Except as provided below in
               this paragraph, the "Treasury Bill Rate"
               for each Quarterly Dividend Period shall
               be the arithmetic average of the two
               most recent weekly per annum market
               discount rates (or the one weekly per
               annum market discount rate, if only one
               such rate shall be published during the
               relevant Calendar Period (as defined
               below)) for three-month U.S. Treasury
               bills, as published weekly by the
               Federal Reserve Board during the
               Calendar Period immediately prior to the
               last ten calendar days of March, June,
               September or December, as the case may
               be, prior to the Quarterly Dividend
               Period for which the dividend rate on
               this Series is being determined.  In the
               event that the Federal Reserve Board
               does not publish such a weekly per annum
               market discount rate during such
               Calendar Period, then the Treasury Bill
               Rate for such Dividend Period shall be
               the arithmetic average of the two most
               recent weekly per annum market discount
               rates (or the one weekly per annum
               market discount rate, if only one such
               rate shall be published during the
               relevant Calendar Period) for three-
               month U.S. Treasury bills, as published
               weekly during such Calendar Period by
               any Federal Reserve Bank or by any U.S.
               Government department or agency selected
               by the corporation.  In the event that a
               per annum market discount rate for
               three-month U.S. Treasury bills shall
               not be published by the Federal Reserve
               Board or by any Federal Reserve Bank or
               by any U.S. Government department or
               agency during such Calendar Period, then
               the Treasury Bill Rate for such Dividend
               Period shall be the arithmetic average
               of the two most recent weekly per annum
               market discount rates (or the one weekly
               per annum market discount rate, if only
               one such rate shall be published during
               the relevant Calendar Period as provided
               below) for all of the U.S. Treasury
               bills then having maturities of not less
               than 80 nor more than 100 days, as
               published during such Calendar Period by                 36.
               the Federal Reserve Board or, if the
               Federal Reserve Board shall not publish
               such rates, by any Federal Reserve Bank
               or by any U.S. Government department or
               agency selected by the corporation.  In
               the event that the corporation
               determines in good faith that for any
               reason no such U.S. Treasury bill rates
               are published as provided above during
               such Calendar Period, then the Treasury
               Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar
               Period for each of the issues of
               marketable noninterest bearing U.S.
               Treasury securities with a maturity of
               not less than 80 nor more than 100 days
               from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S. Government securities selected by the corporation. In the event that the corporation determines in good faith that for any reason the corporation cannot determine the
               Treasury Bill Rate for any Quarterly
               Dividend Period as provided above in
               this paragraph, the Treasury Bill Rate
               for such Dividend Period shall be the
               arithmetic average of the per annum
               market discount rates based upon the
               closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S. Government securities selected by the corporation.

                    (4)  Except as provided below in
               this paragraph, the "Ten Year Constant
               Maturity Rate" for each Quarterly
               Dividend Period shall be the arithmetic
               average of the two most recent weekly
               per annum Ten Year Average Yields (or                    37.
               the one weekly per annum Ten Year
               Average Yield, if only one such Yield
               shall be published during the relevant
               Calendar Period as provided below), as
               published weekly by the Federal Reserve
               Board during the Calendar Period
               immediately prior to the last ten
               calendar days of March, June, September
               or December, as the case may be, prior
               to the Quarterly Dividend Period for
               which the dividend rate on this Series
               is being determined.  In the event that
               the Federal Reserve Board does not
               publish such a weekly per annum Ten Year
               Average Yield during such Calendar
               Period, then the Ten Year Constant
               Maturity Rate for such Dividend Period
               shall be the arithmetic average of the
               two most recent weekly per annum Ten
               Year Average Yields (or the one weekly
               per annum Ten Year Average Yield, if
               only one such Yield shall be published
               during the relevant Calendar Period as
               provided below), as published weekly
               during such Calendar Period by any
               Federal Reserve Bank or by any U.S.
               Government department or agency selected
               by the corporation.  In the event that a
               per annum Ten Year Average Yield shall
               not be published by the Federal Reserve
               Board or by any Federal Reserve Bank or
               by any U.S. Government department or
               agency during such Calendar Period, then
               the Ten Year Constant Maturity Rate for
               such Dividend Period shall be the
               arithmetic average of the two most
               recent weekly per annum average yields
               to maturity (or the one weekly average
               yield to maturity, if only one such
               yield shall be published during the
               relevant Calendar Period as provided
               below) for all of the actively traded
               marketable U.S. Treasury fixed interest
               rate securities (other than Special
               Securities) then having maturities of
               not less than eight nor more than twelve
               years, as published during such Calendar
               Period by the Federal Reserve Board or,
               if the Federal Reserve Board shall not
               publish such yields, by any Federal
               Reserve Bank or by any U.S. Government
               department or agency selected by the
               corporation.  In the event that the
               corporation determines in good faith                     38.
               that for any reason the corporation
               cannot determine the Ten Year Constant
               Maturity Rate for any Quarterly Dividend
               Period as provided above in this
               paragraph, then the Ten Year Constant
               Maturity Rate for such Dividend Period
               shall be the arithmetic average of the
               per annum average yields to maturity
               based upon the closing bids during such
               Calendar Period for each of the issues
               of actively traded marketable U.S.
               Treasury fixed interest rate securities
               (other than Special Securities) with a
               final maturity date not less than eight
               nor more than twelve years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S.
               Government securities selected by the
               corporation.

                    (5)  Except as provided below in this
               paragraph, the "Twenty Year Constant Maturity
               Rate" for each Quarterly Dividend Period shall be
               the arithmetic average of the two most recent
               weekly per annum Twenty Year Average Yields (or
               the one weekly per annum Twenty Year Average
               Yield, if only one such Yield shall be published
               during the relevant Calendar Period as provided
               below), as published weekly by the Federal Reserve
               Board during the Calendar Period immediately prior
               to the last ten calendar days of March, June,
               September or December, as the case may be, prior
               to the Quarterly Dividend Period for which the
               dividend rate on this Series is being determined.
               In the event that the Federal Reserve Board does
               not publish such a weekly per annum Twenty Year
               Average Yield during such Calendar Period, then
               the Twenty Year Constant Maturity Rate for such
               Dividend Period shall be the arithmetic average of
               the two most recent weekly per annum Twenty Year
               Average Yields (or the one weekly per annum Twenty
               Year Average Yield, if only one such Yield shall
               be published during the relevant Calendar Period
               as provided below), as published weekly during
               such Calendar Period by any Federal Reserve Bank
               or by any U.S. Government department or agency
               selected by the corporation.  In the event that a
               per annum Twenty Year Average Yield shall not be
               published by the Federal Reserve Board or by any
               Federal Reserve Bank or by any U.S. Government           39.
               department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar
               Period as provided below) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve
               Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the corporation. In the event that the corporation determines in good faith that for any reason the corporation cannot determine the Twenty Year Constant Maturity Rate for any
               Quarterly Dividend Period as provided above in this paragraph, then the Twenty Year Constant
               Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special
               Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as chosen and quoted daily for each business day in New York
               City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S.
               Government securities selected by the corporation.

                    (6)  The Treasury Bill Rate, the Ten Year
               Constant Maturity Rate and the Twenty Year
               Constant Maturity Rate shall each be rounded to the nearest five one-hundredths of a percentage point.

                    (7)  The Applicable Rate with respect to each
               Quarterly Dividend Period will be calculated as
               promptly as practicable by the corporation
               according to the appropriate method described
               herein.  The corporation will cause each
               Applicable Rate to be published in a newspaper of
               general circulation in New York City prior to the
               commencement of the Quarterly Dividend Period to
               which it applies and will cause notice of such
               Applicable Rate to be enclosed with the dividend
               payment checks next mailed to the holders of             40.
               shares of this Series.

                    (8)  For purposes of this Section (b), the
               term

                         (i)  "Calendar Period" shall mean
                    14 calendar days;

                        (ii)  "Special Securities" shall mean
                    securities which can, at the option of the holder, be surrendered at face value in payment of any Federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount;

                      (iii)   "Ten Year Average Yield" shall mean
                    the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and

                        (iv)  "Twenty Year Average Yield" shall
                    mean the average yield to maturity for
                    actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 20 years).

                    (9)  So long as any shares of this Series are
               outstanding, the corporation shall not (a) declare
               or pay or set apart for payment any dividend or
               other distribution (other than dividends or
               distributions payable in shares of stock of the
               corporation ranking junior to this Series as to
               dividends and upon liquidation) for any period
               upon any stock of the corporation ranking on a
               parity with, or any stock of the corporation
               ranking junior to, this Series as to dividends or
               upon liquidation or (b) redeem, purchase or
               otherwise acquire for any consideration any stock
               of the corporation ranking on a parity with, or
               any stock of the corporation ranking junior to,
               this Series as to dividends or upon liquidation,
               unless, in either case, all dividends payable to
               holders of shares of this Series and of any stock
               of the corporation ranking on a parity therewith
               as to dividends for its current dividend period
               and all past dividend periods have been paid, are
               contemporaneously being paid or have been declared
               and a sum sufficient for the payment thereof set
               aside for such payment, except that
               notwithstanding clause (a) above the corporation
               may pay dividends on the shares of this Series and       41.
               shares of stock of the corporation ranking on a parity therewith as to dividends ratably in accordance with the sums which would be payable on such shares if all dividends, including accumulations, if any, were declared and paid in full. Holders of shares of this Series shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

                    (10)  Dividends payable on this Series for
               each full Quarterly Dividend Period shall be computed by analyzing the Applicable Rate and dividing by four. Dividends payable on this Series for any period less than a full Dividend Period shall be computed on the basis of a 360-day year of 30-day months and the actual number of days elapsed in the period for which payable.

               (c)  Redemption.

                    (1)  The shares of this Series shall not be
               redeemable prior to April 1, 1988. On and after April 1, 1988, the corporation, at its option, may redeem shares of this Series, as a whole or in part, at any time or from time to time, at a redemption price (i) in the case of any redemption on a redemption date occurring on or after April 1, 1988, and prior to April 1, 1993, of $51.50 per share and (ii) in the case of any redemption on a redemption date occurring on or after April 1, 1993, of $50 per share, plus, in each case, accrued and unpaid dividends thereon to the date fixed for redemption.

                    (2)  In the event that fewer than all the
               outstanding shares of this Series are to be redeemed, the number of shares to be redeemed shall be determined by the Board of Directors and the shares to be redeemed shall be determined by lot or pro rata as may be determined by the Board of Directors or by any other method as may be determined by the Board of Directors in its sole discretion to be equitable.

                    (3)  In the event the corporation shall
               redeem shares of this Series, notice of such
               redemption shall be given by first class mail,
               postage prepaid, mailed not less than 30 nor more
               than 60 days prior to the redemption date, to each       42.
               holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the corporation. Each such notice shall state: (i) the redemption date;
               (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

                    (4)  Notice having been mailed as aforesaid,
               from and after the redemption date (unless default shall be made by the corporation in providing money for the payment of the redemption price) dividends on the shares of this Series so called for redemption shall cease to accrue, and said shares shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the corporation (except the right to receive from the corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates for any shares so redeemed (properly endorsed or assigned for transfer, if the Board of Directors of the corporation shall so require and the notice shall so state), such shares shall be redeemed by the corporation at the redemption price aforesaid. In case fewer than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

                    (5) Any shares of this Series which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are once more designated as part of a particular series by the Board of Directors.

                    (6)  Notwithstanding the foregoing provisions
               of this Section (c), if any dividends on this
               Series are in arrears, no shares of Preferred
               Stock shall be redeemed, and the corporation shall
               not purchase or otherwise acquire any shares of
               this Series; provided, however, that the foregoing
               shall not prevent the purchase or acquisition of
               shares of this Series pursuant to a purchase or
               exchange offer made on the same terms to all             43.
               holders of Preferred Stock and any other shares of stock of the Company ranking on a parity therewith as to dividends.

               (d)  Conversion or Exchange.  The holders of
          shares of this Series shall not have any rights herein to convert such shares into or exchange such shares for shares of any other class or classes or of any other series of any class or classes of capital stock of the corporation.

               (e) Voting. The shares of this Series shall not have any voting powers either general or special, except as expressly required by applicable law and except that

                    (1)  The consent of the holders of at least
               66-2/3% of all of the shares of this Series at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series shall vote together as a separate class, shall be necessary for authorizing, effecting or validating the amendment, alteration or repeal of any of the provisions of the Certificate of Incorporation or of any certificate amendatory thereof or supplemental thereto (including any Certificate of Designation and Terms or any similar document relating to any series of Preferred Stock) so as to materially adversely affect the powers, preferences, privileges or rights of this Series;

                    (2)  The consent of the holders of at least
               66-2/3% of all of the shares of this Series and
               all other series of Preferred Stock ranking on a
               parity with shares of this Series, either as to
               dividends or upon liquidation, at the time
               outstanding, given in person or by proxy, either
               in writing or by a vote at a meeting called for
               the purpose at which the holders of shares of this
               Series and such other series of Preferred Stock
               shall vote together as a single class without
               regard to series, shall be necessary for
               authorizing, effecting or validating the creation,
               authorization, increase in the authorized amount
               of or issue of any shares of any class or series
               of stock of the corporation ranking prior to the
               shares of this Series as to dividends or upon
               liquidation, or the reclassification of any
               authorized stock of the corporation into any such
               prior shares, or the creation, authorization or
               issue of any obligation or security convertible
               into or evidencing the right to purchase any such        44.
               prior shares;

                    (3) The consent of the holders of at least a majority of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting or validating the sale, lease or conveyance of all or substantially all the property or business of the corporation or the merger or consolidation of the corporation into or with any other corporation; provided, however, that no such vote or consent of the holders of shares of this Series and such other series of Preferred Stock, voting as a class without regard to series, shall be required for the merger or consolidation of another corporation into or with the corporation if none of the preferences, rights, powers or privileges of this Series or such other series of Preferred Stock or the holders thereof will be adversely affected thereby and there shall not be authorized or outstanding after such merger or consolidation any class of stock or other securities (except such stock or securities of the corporation as may have been authorized or outstanding immediately preceding such merger or consolidation) ranking prior to the shares of this Series and such other series of Preferred Stock as to dividends or upon liquidation; and provided further, however, that there shall not be authorized or outstanding after such merger or consolidation more than 10,000,000 shares of Preferred Stock or any class of stock or other securities (except such stock or securities of the corporation as may have been authorized or outstanding immediately preceding such merger or consolidation) ranking on a parity with the shares of this Series as to dividends or upon liquidation, in which case the vote specified by this paragraph (3) shall be required;

                    (4)  If at the time of any annual meeting of
               stockholders for the election of directors a
               default in preference dividends on the Preferred
               Stock shall exist, the number of directors
               constituting the Board of Directors of the
               corporation shall be increased by two, and the
               holders of the Preferred Stock of all series             45.
               (whether or not the holders of such series of
               Preferred Stock would be entitled to vote for the
               election of directors if such default in
               preference dividends did not exist), shall have
               the right at such meeting, voting together as a
               single class without regard to series, to the
               exclusion of the holders of Common Stock, to elect
               two directors of the corporation to fill such
               newly created directorships.  Such right shall
               continue until there are no dividends in arrears
               upon the Preferred Stock.  Each director elected
               by the holders of shares of Preferred Stock
               (herein called a "Preferred Director"), shall
               continue to serve as such director for the full
               term for which he shall have been elected,
               notwithstanding that prior to the end of such term
               a default in preference dividends shall cease to
               exist.  Any Preferred Director may be removed by,
               and shall not be removed except by, the vote of
               the holders of record of the outstanding shares of
               Preferred Stock, voting together as a single class
               without regard to series, at a meeting of the
               stockholders, or of the holders of shares of
               Preferred Stock, called for the purpose.  So long
               as a default in any preference dividends on the
               Preferred Stock shall exist (A) any vacancy in the
               office of a Preferred Director may be filled
               (except as provided in the following clause (B))
               by an instrument in writing signed by the
               remaining Preferred Director and filed with the
               corporation and (B) in the case of the removal of
               any Preferred Director, the vacancy may be filled
               by the vote of the holders of the outstanding
               shares of Preferred Stock, voting together as a
               single class without regard to series, at the same
               meeting at which such removal shall be voted.
               Each director appointed as aforesaid by the
               remaining Preferred Director shall be deemed, for
               all purposes hereof, to be a Preferred Director.
               Whenever the term of office of the Preferred
               Directors shall end and a default in preference
               dividends shall no longer exist, the number of
               directors constituting the Board of Directors of
               the corporation shall be reduced by two.  For the
               purposes hereof, a "default in preference
               dividends" on the Preferred Stock shall be deemed
               to have occurred whenever the amount of accrued
               dividends upon any series of the Preferred Stock
               shall be equivalent to six full quarter-yearly
               dividends or more, and, having so occurred, such
               default shall be deemed to exist thereafter until,
               but only until, all accrued dividends on all
               shares of Preferred Stock of each and every series
               then outstanding shall have been paid to the end         46.
               of the last preceding Quarterly Dividend Period;

               (f)  Liquidation Rights.

                    (1)  Upon the dissolution, voluntary or
               involuntary liquidation or winding up of the corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the corporation, before any payment or distribution shall be made on the Common Stock or on any other class of stock of the corporation ranking junior to the Preferred Stock upon liquidation, the amount of $50 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

                    (2)  For the purposes of this Section (f), a
               voluntary or involuntary liquidation, dissolution or winding up of the corporation shall include neither the consolidation or merger of the corporation with or into any other corporation, nor any sale, lease or conveyance of all or any part of the property or business of the corporation.

                    (3)  After the payment to the holders of the
               shares of this Series of the full preferential amounts provided for in this Section (f), the holders of this Series as such shall have no right or claim to any of the remaining assets of the corporation.

                    (4)  In the event the assets of the
               corporation available for distribution to the holders of shares of this Series upon any dissolution, liquidation or winding up of the corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f), no such distribution shall be made on account of any shares of stock of the corporation ranking on a parity with the shares of this Series upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of this Series, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

                    (5)  Upon the dissolution, liquidation or
               winding up of the corporation, the holders of            47.
               shares of this Series then outstanding shall be entitled to be paid out of the assets of the corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f) before any payment shall be made to the holders of any class of capital stock of the corporation ranking junior upon liquidation to this Series.

               (g) For purposes of this Series, any stock of any class or classes of the corporation shall be deemed to rank:

                    (1)  prior to the shares of this Series,
               either as to dividends or upon liquidation, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, as the case may be, in preference or priority to the holders of shares of this Series;

                    (2)  on a parity with shares of this Series,
               either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of this Series, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of this Series; and

                    (3)  junior to shares of this Series, either
               as to dividends or upon liquidation, if such class shall be Common Stock or if the holders of shares of this Series shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

                    (4)  The Series shall rank on a parity as to
               dividends and upon liquidation with the Cumulative
               Preferred Stock of the corporation.


          Fifth:  The minimum amount of capital with which the          48.
corporation will commence business is One Thousand Dollars
($1,000.00).

          Sixth: This corporation is to have perpetual existence.

          Seventh: The private property of the stockholders shall not be subject to payment of corporate debts to any extent whatsoever.

          Eighth: No holder of shares of stock of the corporation of any class, now or hereafter authorized, shall have any preemptive right to subscribe for, purchase or receive any shares of stock of the corporation of any class, now or hereafter authorized, or any options or warrants for such shares, or any rights to subscribe to or purchase such shares, or any securities convertible into or exchangeable for such shares, which may at any time be issued, sold or offered for sale by the corporation.

          Ninth: Subject to the provisions of law and in furtherance and not in limitation of the powers conferred by law, the Board of Directors of the corporation is hereby empowered by resolution or resolutions:

          1. To provide for the issuance from time to time of its shares of stock of any class, whether now or hereafter authorized, and securities convertible into shares of its stock of any class, and/or securities whether now or hereafter authorized carrying a privilege to subscribe for or receive shares of its stock of any class, for such considerations and upon such terms and conditions as the Board of Directors may fix from time to time.

          2. To determine that only a part of the consideration which shall be received by the corporation in excess of the par value of its shares of capital stock or any thereof, which it shall issue from time to time, shall be capital.

          3.   Without the consent of the stockholders of any
class, to authorize the issuance and sale from time to time of evidences of indebtedness (as defined in Article Third hereof) of the corporation for such considerations as it may deem advisable, to provide that such evidences of indebtedness be issued in such series, in such denomination or denominations, and with such interest rate or rates, redemption price or prices, and maturing at such time or times and otherwise varying as it may determine;
and likewise without such consent to mortgage, pledge and/or hypothecate all or any part of the corporation's property, real, personal or mixed (except its corporate franchises), and its rents, revenues and income, whether now owned or hereafter
acquired, and to authorize the execution, delivery, filing and recording of all mortgages, deeds of trust or other indentures, in such form as shall be determined by it, to secure the payment
of all or any of such evidences of indebtedness, the principal          49.
and interest thereof, the premium, if any, thereon, and any and all amounts or sums payable in respect thereof or in connection therewith.

          4. To make, alter, amend, change, add to or repeal the by-laws of this corporation, without any action on the part of the stockholders.

          5. By resolution passed by a majority of the whole board, to designate two or more of its number to constitute an executive committee, which committee, so far as is provided in said resolution or in the by-laws of this corporation, shall have and may exercise the powers of the Board of Directors in the management of the business and affairs of this corporation, and have power to authorize the seal of this corporation to be affixed to all papers which may require it.

          6. When and as authorized by the affirmative vote of the holders of a majority of the stock issued and outstanding having voting power given at a stockholders' meeting duly called for that purpose, or when authorized by the written consent of the holders of a majority of the voting stock issued and outstanding, to sell, lease or exchange all of the property and assets of the corporation, including its good will and its corporate franchises, upon such terms and conditions and for such consideration, which may be in whole or in part evidences of indebtedness and/or certificates of interest (as defined in Article Third hereof), as its Board of Directors shall deem expedient and for the best interests of the corporation.

          7. From time to time, to determine whether and to what extent and at what times and places and under what conditions and regulations the accounts and books of this corporation (other than the stock ledger) or any of them shall be open to the inspection of stockholders; and no stockholder shall have any right of inspecting any account, book or document of this corporation, except as conferred by statute, unless authorized by resolution of stockholders or directors.

          8. To set apart out of any of the funds or assets of this corporation, available for dividends, a reserve or reserves for any proper purpose, and to abolish any such reserve or reserves. Against any such reserve or reserves and/or surplus so established, there may be charged losses at any time incurred by this corporation, also dividends or other distribution upon stock. Such reserve or reserves and/or surplus may be reduced from time to time by the Board of Directors by transfer from such reserve or reserves and/or surplus to capital account.

          9.   At any time or from time to time to create and
issue (without any action by the stockholders of the
corporation), whether or not in connection with the issue and sale of any shares of stock or other securities of the
corporation, rights or options entitling the holders thereof to         50.
purchase from the corporation shares of its capital stock, such rights or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, the time or times, which may be limited or unlimited in duration, at or within which, and the price or prices at which any such shares may be purchased from the corporation upon the exercise of any such right or option shall be such as shall be fixed and stated in a resolution or resolutions adopted by the Board of Directors providing for the creation and issue of such rights or options, and set forth or incorporated by reference in the instrument or instruments evidencing such rights or options.

          Tenth: The number of Directors which shall constitute the whole Board shall be such from time to time as shall be fixed by the by-laws, but in no case shall the Board be less than three
(3). In case of any increase in the number of Directors, such additional Directors shall be chosen by the Directors or stockholders at the time entitled to vote, as may be prescribed in the by-laws of this corporation. Directors need not be stockholders. This corporation may in its by-laws confer powers upon its directors in addition to those conferred in this certificate of incorporation and in addition to the powers and authorities expressly conferred upon them by statute.

          Eleventh: The corporation shall be entitled to treat the person in whose name any share is registered as the owner thereof for all purposes, and shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not the corporation shall have notice thereof, save as expressly provided by the laws of the State of Delaware.

          Twelfth: Both stockholders and directors shall have power, if the by-laws so provide, to hold their meetings and to have one or more offices within or without the State of Delaware and to keep the books of this corporation (subject to the provisions of the General Corporation Law of said State) outside the State of Delaware, at such places as may be from time to time designated by the Board of Directors.

          Thirteenth: All the powers of this corporation in so far as the same may be lawfully vested by this certificate of incorporation in the Board of Directors, are hereby conferred upon the Board of Directors of this corporation, provided, however, that by resolution of the Board of Directors adopted either by a quorum disinterested in the subject matter of the resolution or interested therein, as the case may be, any matter concerning the management of the corporation or its affairs may be referred to the stockholders of the corporation for decision and in such cases such matters may be authorized by vote adopted by the majority of a quorum of the stockholders entitled to vote at a meeting thereof duly held.

          Fourteenth:  A Director of the corporation shall not in       51.
the absence of fraud be disqualified by his office from dealing or contracting with the corporation either as a vendor, purchaser or otherwise, nor in the absence of fraud shall any transaction or contract of the corporation be void or voidable or affected by reason of the fact that any director, or any firm of which any director is a member, or any corporation or association of which any director is an officer, director or stockholder, is in any way interested in such transaction or contract; provided that at the meeting of the Board of Directors or of a committee thereof having authority in the premises, authorizing or confirming said contract or transaction, the existence of an interest of such director, firm, corporation or association is disclosed or made known (or shall have been disclosed and spread upon the records at a previous meeting at which a quorum was present) and there shall be present a quorum of the Board of Directors or of the directors constituting such committee, and such contract or transaction shall be approved by a majority of such quorum, which majority shall consist of directors not so interested or connected. Nor shall any director be liable to account to the corporation for any profit realized by him from or through any such transaction or contract of the corporation ratified or approved as aforesaid, by reason of the fact that he or any firm of which he is a member, or any corporation or association of which he is an officer, director or stockholder, was interested in such transaction or contract. Anything herein contained to the contrary notwithstanding, all or any of the Directors of the corporation, in connection with the organization of this corporation and the issuance of its stock for cash and/or properties, may vote to approve and authorize Plans and Agreements for the acquisition by this corporation, through the issuance of its own stock in exchange therefor, of stock in banks and/or trust companies of which said Directors, or any of them, may be stockholders, directors, or officers, and to approve and authorize an underwriting agreement or agreements for the sale of stock of this corporation, in which they or any of them may be interested, with the same force and effect as though not so interested. Directors so interested may be counted when present at meetings of the Board of Directors or of such committee for the purpose of determining the existence of a quorum. Any contract, transaction or act of the corporation or of the Board of Directors or of any committee thereof (whether or not approved or ratified as hereinabove provided) which shall be ratified by a majority in interest of a quorum of the stockholders entitled to vote at any annual meeting or any special meeting called for such purpose or approved in writing by a majority in interest of the stockholders entitled to vote without a meeting, shall be as valid and as binding as though ratified by every stockholder of the corporation.

          Fifteenth:  To the fullest extent that the General
Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, permits, elimination or limitation of the liability of directors, no director of the corporation shall
be liable to the corporation or its shareholders for monetary           52.
damages for breach of his fiduciary duty as a director. Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

          Sixteenth: This corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed by statute, and all rights conferred on officers, directors and stockholders herein are granted subject to this reservation.

          IN WITNESS WHEREOF, said HSBC Americas, Inc., has caused this certificate to be signed by James H. Cleave, its President, and attested by Philip S. Toohey, its secretary this 17th day of August, 1995.

                                   HSBC AMERICAS, INC.

                                   By__________________________
                                        President
(SEAL)

ATTEST:

By___________________________
     Secretary



IDwt
218307.01

(Restated as amended as of April 12, 1990)



BY-LAWS

of

HSBC Americas, Inc.


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


     I,                     , CERTIFY that: (1) I am the duly constituted
                           Secretary of HSBC Americas, Inc. and as such officer
have access to its official records; (2) the foregoing By-Laws are the By-Laws of said Corporation, and all of them are now lawfully in force and effect.


     IN TESTIMONY WHEREOF, I have hereunto affixed my official
signature and the seal of the said Corporation, in the city of
               , New York, on this       day of               , 19   .



                                             Gea Tung
                                             Assistant Secretary





5126d