Form 10-K
period 1995-12-31
MARINE MIDLAND BANKS INC
filed 1996-03-25
CIK 62348

Securities and Exchange Commission
Washington, D.C. 20549



Form 10-K



Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995  Commission file number 1-2940

HSBC Americas, Inc.
  (Exact name of registrant as specified in its charter)
One Marine Midland Center
Buffalo, New York  14203
  (Address of principal executive offices)
Telephone (716) 841-2424

IRS Employer Identification No. 22-1093160.  State of Incorporation: Delaware

Securities registered pursuant to Section 12(b) of the Act:

A list of HSBC Americas, Inc. securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 is available from the Office of the Secretary, One Marine Midland Center, Buffalo, New York 14203.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

All voting stock (1,001 shares of Common Stock $5 par value) is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc.

Documents incorporated by reference: None

T A B L E  O F  C O N T E N T S

                                                               Page

Part I


 1.  Business                                                     4
 2.  Properties                                                   5
 3.  Legal Proceedings                                            5
 4.  Submission of Matters to a Vote of
     Security Holders                                             6


Part II


 5.  Market for the Registrant's Common Equity
     and Related Stockholder Matters                              6
 6.  Selected Financial Data                                      7
 7.  Management's Discussion and Analysis
     of Financial Condition and
     Results of Operations                                       10
 8.  Financial Statements and
     Supplementary Data                                          30
 9.  Changes in and Disagreements with
     Accountants on Accounting and
     Financial Disclosure                                        66


Part III


10.  Directors and Executive Officers
     of the Registrant                                           66
11.  Executive Compensation                                      69
12.  Security Ownership of Certain Beneficial
     Owners and Management                                       71
13.  Certain Relationships and Related
     Transactions                                                71


Part IV


14.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K                                     72

P A R T  I


Item 1. Business


HSBC Americas, Inc. (the Company), formerly Marine Midland Banks, Inc., is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1995, the Company, together with its subsidiaries, had assets of $20.5 billion and employed approximately 8,300 full and part time employees.

All of the Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) and Midland Bank plc, is an international banking and financial services organization with major commercial and investment banking franchises operating under long established names in Asia, Europe, North America and the Middle East. Principal executive offices of HSBC are located in London.
HSBC, with assets of $352 billion at December 31, 1995, is one of the world's largest banking groups.

The Company's principal subsidiary, Marine Midland Bank (the Bank), which had assets of $20.3 billion and deposits of $16.6 billion at December 31, 1995, is supervised and routinely examined by the Superintendent of Banks of the State of New York and the Board of Governors of the Federal Reserve System.

The Bank is a regional bank with a distinctive geographic franchise encompassing the entire State of New York. Selected banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to corporations, institutions, governments and individuals. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products.

The Bank is subject to banking laws and regulations which, among other things, require that reserves be maintained against deposits and currently limit the establishment of branch banking offices in the U.S. outside its home state. The Company is also prohibited, with certain exceptions, from engaging, directly or indirectly, in activities which are not closely related to banking. In addition, the Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates.

The FDIC Improvement Act of 1991 (FDICIA) set standards for: addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, accounting, prompt regulatory action and federal deposit insurance. Pursuant to FDICIA, a well capitalized institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. The leverage ratio measures Tier 1 capital against total non-risk weighted assets. The Bank's ratios at December 31, 1995 exceeded the ratios required for the well capitalized category. Revisions to the risk-based capital guidelines regarding interest rate risk have been proposed. As proposed, these guidelines would not materially affect the Company's risk-based capital ratios.

P A R T  I  Continued


Item 1. Business  Continued


In connection with establishing standards to assure the safety and soundness of financial institutions as required by FDICIA, the Federal Reserve Board issued guidelines on operations and management and compensation. The Federal Reserve Board has proposed standards for asset quality and earnings. The Company does not expect the guidelines and proposed regulations to have a material effect on its operations.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning in 1995. In addition, beginning in 1997, a bank may merge with a bank in another state as long as neither of the states opt out of interstate branching. Also, IBBEA protects key provisions of state law, establishes a mechanism for de novo interstate branching, and includes provisions relating to interstate branching by foreign banks.

The Company and its subsidiaries face competition in all the markets they serve. Other commercial banks, thrift institutions, consumer finance companies, mortgage bankers, insurance companies and investment banking firms are traditional competitors. Many of these institutions are not subject to the same laws and regulations imposed on the Company and its subsidiaries.


Item 2. Properties


The principal executive offices of the Company and the Bank are located in Buffalo, New York, in a building under a long-term lease. The Bank has more than 300 other banking offices in New York State located in approximately 47 counties. More than half of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in 9 states other than New York, none of which is materially important to the respective activities. For information relating to lease commitments, see Note 17 to the Financial Statements.


Item 3. Legal Proceedings


The Company and its subsidiaries are defendants in a number of legal proceedings arising out of, and incidental to, their businesses. Management of the Company, based on its review with counsel of the development of these matters to date, is of the opinion that the ultimate resolution of these pending proceedings will not have a material adverse effect on the business or financial position of the Company.

5

P A R T  I  Continued


Item 4. Submission of Matters to a Vote of Security Holders


Reference is made to Item 5.



P A R T  II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters


Since all common stock of the Company is owned by HSBC Holdings B.V., shares of the Company's common stock are not listed or traded on a securities exchange.


Item 6.  Selected Financial Data
----------------------------------------------------------------------------------------------------

Year Ended December 31,                              1995    1994 (1)  1993 (1)  1992 (1)  1991 (1)
----------------------------------------------------------------------------------------------------
                                                                        in millions
Net interest income                              $  875.2   $ 765.3   $ 710.1   $ 694.6   $ 711.3
Securities transactions                              12.3       7.9       6.5     128.0     (27.8)
Other operating income                              303.7     290.0     113.6     295.4     416.1
Operating expenses                                  669.4     777.2     839.3     851.3     920.8
Provision for loan losses                           167.0     150.6      85.3     271.6     322.4
----------------------------------------------------------------------------------------------------
Income (loss) before taxes and cumulative effect
  of change in accounting principle and
  extraordinary item                                354.8     135.4     (94.4)     (4.9)   (143.6)
Applicable income tax expense                        63.1     118.2      16.5      29.3      25.5
----------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle and extraordinary item    291.7      17.2    (110.9)    (34.2)   (169.1)
Cumulative effect of change in accounting principle
  and extraordinary item (2)                            -         -      40.0      29.9         -
----------------------------------------------------------------------------------------------------
Net income (loss)                                $  291.7   $  17.2   $ (70.9)  $  (4.3)  $(169.1)
----------------------------------------------------------------------------------------------------
Balances at year end
Total assets                                     $ 20,519   $18,698   $19,663   $18,522   $19,117
Long-term debt                                        710       713     1,704     2,201     1,731
Common shareholder's equity                         1,567     1,402     1,341     1,217     1,127
Total shareholders' equity                          1,665     1,500     1,439     1,315     1,225
Ratio of shareholders' equity to assets              8.12 %    8.02 %    7.32 %    7.10 %    6.41 %
----------------------------------------------------------------------------------------------------
Selected Financial Ratios (3)
Rate of return on:
  Total assets                                       1.57 %    0.10 %   (0.38)%   (0.02)%   (0.85)%
  Total shareholders' equity                        17.83      1.20     (5.19)    (0.34)   (14.59)
Total shareholders' equity to assets                 8.79      7.96      7.37      6.91      5.80
----------------------------------------------------------------------------------------------------

Quarterly Results of Operations

                                           1995                                          1994

----------------------------------------------------------------------------------------------------------
                                    4th Q  3rd Q  2nd Q      1st Q     4th Q  (1)3rd Q(1) 2nd Q(1)1stQ(1)
----------------------------------------------------------------------------------------------------------
                                                                    in millions
Net interest income                $225.5 $220.6 $  214.7   $ 214.4   $ 196.2   $ 189.1   $ 193.0  $187.0
Securities transactions               0.9    4.8      4.6       2.0       2.9       1.1       2.1     1.8
Other operating income               75.4   76.7     77.2      74.4      76.6      76.8      68.1    68.5
Operating expenses                  170.0  171.6    164.7     163.1     210.0     190.0     186.0   191.2
Provision for loan losses (recovery) 12.0   18.0     12.0     125.0 (4)  13.4      (0.9)    135.6(4)  2.5
----------------------------------------------------------------------------------------------------------

Income (loss) before taxes          119.8  112.5    119.8       2.7      52.3      77.9     (58.4)   63.6
Applicable income taxes              39.0   35.9     51.5     (63.3)     32.0      29.7      31.7    24.8
----------------------------------------------------------------------------------------------------------
Net income (loss)                  $ 80.8 $ 76.6 $   68.3   $  66.0   $  20.3   $  48.2   $ (90.1)   38.8
==========================================================================================================
(1) Restated to reflect merger with Concord Leasing, Inc. which was accounted for similar to a pooling of interest.
(2) Includes the cumulative effect of change in method of accounting for income taxes of $40.0 million in 1993 and extraordinary item for utilization of operating loss carryforwards in 1992.
(3) Based on average daily balances.
(4) See discussion on page 25.





CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.
                                                                1995
-----------------------------------------------------------------------------
                                                     Balance  Interest  Rate
-----------------------------------------------------------------------------
Assets

Interest bearing deposits with banks,
 primarily foreign                                $     954  $   58.5   6.13 %
Federal funds sold and securities purchased
 under resale agreements                                579      34.9   6.03
Trading assets                                          496      34.2   6.89
Securities                                            2,351     143.6   6.11
Loans:
  Domestic:
    Commercial                                        6,387     561.6   8.79
    Consumer
         Residential mortgages                        2,898     216.3   7.47
         Other consumer                               3,167     389.8  12.31
-----------------------------------------------------------------------------
      Total domestic                                 12,452   1,167.7   9.38
  International                                         540      37.8   7.00
-----------------------------------------------------------------------------
      Total loans                                    12,992   1,205.5   9.28
-----------------------------------------------------------------------------
Total earning assets                                 17,372  $1,476.7   8.50 %
-----------------------------------------------------------------------------
Allowance for loan losses                              (503)
Cash and due from banks                                 910
Other assets                                            836
-----------------------------------------------------------------------------
Total assets                                      $  18,615
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                  $   1,582  $   29.7   1.88 %
Consumer savings deposits                             3,749     121.8   3.25
Other consumer time deposits                          3,076     169.0   5.50
Commercial and public savings and other time deposits 1,693      71.3   4.21
Deposits in foreign offices, primarily banks          1,470      73.2   4.98
-----------------------------------------------------------------------------
Total interest bearing deposits                      11,570     465.0   4.02
-----------------------------------------------------------------------------
Federal funds purchased and securities sold
 under repurchase agreements                            602      34.5   5.72
Other short-term borrowings                             718      47.0   6.54
Long-term debt                                          711      50.4   7.08
-----------------------------------------------------------------------------
Total interest bearing liabilities                   13,601  $  596.9   4.39 %
-----------------------------------------------------------------------------
Interest rate spread                                                    4.11 %
-----------------------------------------------------------------------------
Noninterest bearing deposits                          3,019
Other liabilities                                       359
Total shareholders' equity                            1,636
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity        $  18,615
=============================================================================
Average earning assets  - Domestic                $  15,844
                        - International               1,528
-----------------------------------------------------------------------------
                        - Total                   $  17,372
-----------------------------------------------------------------------------
Net interest revenue    - Domestic                           $  833.7
                        - International                          46.1
-----------------------------------------------------------------------------
                        - Total                              $  879.8
-----------------------------------------------------------------------------
Net yield on average earning assets  - Domestic                         5.26 %
                                     - International                    3.02
                                     - Total                            5.06
-----------------------------------------------------------------------------
Net yield on average total assets                                       4.73
=============================================================================
Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $14 million for 1995, $14 million for 1994 and $28 million for 1993.
(1) Restated to reflect merger with Concord Leasing, Inc. which was accounted for similar to a pooling of interest.

                                         8








                 1994 (1)                              1993 (1)
    -----------------------------         -----------------------------
    Balance    Interest     Rate          Balance    Interest    Rate
    ---------------------------------------------------------------------
               in millions


   $ 1,014    $   43.9      4.33 %       $ 1,115    $   38.2      3.43 %

       669        30.3      4.53             445        14.5      3.25
       953        54.0      5.67             710        44.6      6.29
     1,790        98.1      5.48           2,791       154.5      5.53


     6,441       471.6      7.32           6,861       440.7      6.42

     2,654       168.7      6.36           2,092       158.6      7.58
     2,766       343.8     12.43           2,588       319.8     12.35
    ---------------------------------------------------------------------
    11,861       984.1      8.30          11,541       919.1      7.96
       549        34.2      6.23             548        32.4      5.91
    ---------------------------------------------------------------------
    12,410     1,018.3      8.21          12,089       951.5      7.87
    ---------------------------------------------------------------------
    16,836    $1,244.6      7.39 %        17,150    $1,203.3      7.02 %
    ---------------------------------------------------------------------
      (512)                                 (528)
       932                                   947
       753                                   955
    ---------------------------------------------------------------------
   $18,009                               $18,524
    =====================================================================

   $ 1,581    $   26.5      1.68 %       $ 1,526    $   26.4      1.73 %
     3,938       105.7      2.68           4,047       101.5      2.51
     2,306       105.8      4.59           2,272       105.9      4.66
     1,386        41.2      2.97           1,515        40.3      2.66
       722        28.6      3.96             502        16.1      3.20
    ---------------------------------------------------------------------
     9,933       307.8      3.10           9,862       290.2      2.94
    ------------------------------------------------------------------

       511        19.4      3.79             674        25.8      3.83
     1,273        61.6      4.84           1,178        57.2      4.86
     1,290        85.9      6.65           1,941       115.3      5.94
    ---------------------------------------------------------------------
    13,007    $  474.7      3.65 %        13,655    $  488.5      3.58 %
    ---------------------------------------------------------------------
                            3.74 %                                3.44 %
    ---------------------------------------------------------------------
     3,065                                 3,076
       503                                   427
     1,434                                 1,366
    ---------------------------------------------------------------------
   $18,009                               $18,524
    =====================================================================
   $15,160                               $15,284
     1,676                                 1,866
    ---------------------------------------------------------------------
   $16,836                               $17,150
    ---------------------------------------------------------------------
              $  740.5                              $  691.7
                  29.4                                  23.1
    ---------------------------------------------------------------------
              $  769.9                              $  714.8
    ---------------------------------------------------------------------
                            4.88 %                                4.53 %
                            1.76                                  1.24
                            4.57                                  4.17
    ---------------------------------------------------------------------
                            4.28                                  3.86
    =====================================================================



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company reported net income for 1995 of $291.7 million compared with $17.2 million in 1994 and a loss of $70.9 million in 1993 after the cumulative effect of an accounting change which increased income for 1993 by $40 million.

The Company's reported results are consolidated with Concord Leasing, Inc. (Concord). Concord, which provides equipment financing through secured loan and finance lease transactions, had assets of $1.5 billion at December 31, 1994. Concord was merged with the Company on January 1, 1995 through the contribution of Concord's outstanding common stock held by HSBC Holdings, B.V. to the Company. The merger transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of Concord combined with those of the Company at their historical carrying values. The Company's consolidated financial statements reflect a restatement of all prior periods to include the accounts and results of operations of Concord as though the merger transaction occurred as of the beginning of the earliest period presented.

A detailed review comparing 1995 operations with 1994 and 1993 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 33.


E A R N I N G S   P E R F O R M A N C E   R E V I E W

Net Interest Income


Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, i.e., an amount equivalent to tax-exempt benefits is included in both interest income and applicable income taxes.

                                    Increase(Decrease)            Increase(Decrease)
                              1995     Amount       %       1994      Amount      %        1993

                                                      in millions
Interest income           $1,476.7    $232.1     18.6   $1,244.6     $ 41.4     3.4    $1,203.2
Interest expense             596.9     122.2     25.7      474.7      (13.8)   (2.8)      488.5

Net interest income -
 taxable equivalent basis    879.8     109.9     14.3      769.9       55.2     7.7       714.7
Taxable equivalent
 adjustment                    4.6         -     (1.4)       4.6          -      .6         4.6

Net interest income       $  875.2    $109.9     14.4   $  765.3     $ 55.2     7.8    $  710.1

Average earning assets    $ 17,372    $  536      3.2   $ 16,836     $ (314)   (1.8)   $ 17,150
Average nonearning assets    1,243        70      6.0      1,173       (201)  (14.6)      1,374

Average total assets      $ 18,615    $  606      3.4   $ 18,009     $ (515)   (2.8)   $ 18,524

Net yield on:
 Average earning assets       5.06%      .49%    10.7       4.57%       .40%    9.6        4.17%
 Average total assets         4.73       .45     10.5       4.28        .42    10.9        3.86



Net interest income of $879.8 million in 1995 improved from $769.9 million in 1994 due to a number of factors, including an increase in the volume of accruing commercial and consumer loans, a higher prime rate and lower nonaccruing loans. The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".


Net Interest Income Components Including Volume/Rate Analysis


                                        1995 Compared to 1994      1994 Compared to 1993
                                          Increase(Decrease)         Increase(Decrease)
                                      1995  Volume     Rate      1994   Volume     Rate     1993

                                                            in millions

Interest income:
Interest bearing deposits with banks$ 58.5  $ (2.7)  $ 17.3   $  43.9   $ (3.7)  $  9.4   $ 38.2
Federal funds sold and securities
 purchased under resale agreements    34.9    (4.4)     9.0      30.3     10.3      5.5     14.5
Trading assets                        34.2   (29.8)    10.0      54.0     14.1     (4.7)    44.6
Securities                           143.6    33.4     12.1      98.1    (54.9)    (1.5)   154.5
Loans:
  Domestic:
     Commercial                      561.6    (4.0)    94.0     471.6    (28.1)    59.0    440.7
     Consumer                        606.1    63.3     30.3     512.5     71.8    (37.7)   478.4
  International                       37.8     (.5)     4.1      34.2       .1      1.7     32.4

Total interest income              1,476.7    55.3    176.8   1,244.6      9.6     31.7  1,203.3

Interest expense:
Interest bearing demand deposits      29.7       -      3.2      26.5       .9      (.8)    26.4
Consumer savings and
 other time deposits                 290.8    21.0     58.3     211.5     (2.5)     6.6    207.4
Commercial and public savings
 and other time deposits              71.3    10.5     19.6      41.2     (3.6)     4.5     40.3
Deposits in foreign offices           73.2    35.7      8.9      28.6      8.1      4.4     16.1
Short-term borrowings                 81.5   (24.2)    24.7      81.0     (3.1)     1.1     83.0
Long-term debt                        50.4   (40.7)     5.2      85.9    (42.1)    12.7    115.3

Total interest expense               596.9     2.3    119.9     474.7    (42.3)    28.5    488.5

Net interest income -
 taxable equivalent basis         $  879.8  $ 53.0   $ 56.9   $ 769.9   $ 51.9  $   3.2   $714.8


The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Average Balances and Interest Rates


Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. Interest rates earned on assets generally rose faster than interest rates paid on interest bearing liabilities resulting in increased net yields on average earning assets to 5.06% in 1995 from 4.57% in 1994.

Yields on commercial loans increased from 7.32% in 1994 to 8.79% in 1995 as a result of several factors. Outstanding loans to middle sized and smaller sized businesses increased where rates are generally higher than larger commercial customers. The prime rate on which loan rates are generally based averaged 8.83% in 1995 compared with 7.63% in 1994. The level of nonaccruing loans decreased from $855 million at year-end 1994 to $381 million at year-end 1995.

Average residential mortgages increased to $2,898 million in 1995 from $2,654 million in 1994 and $2,092 million in 1993. In addition, the yield on these loans increased from 6.36% in 1994 to 7.47% in 1995 as a result of higher interest rates. Other consumer loans include credit card receivables and installment loans such as automobile loans. Average credit card receivables increased to $1,720 million in 1995 from $1,516 million in 1994.

Domestic time deposits, including NOW accounts, and consumer, commercial and public savings and other time deposits averaged $10.1 billion during 1995, compared with $9.2 billion in 1994. Average effective rates on these types of deposits were 3.88% in 1995, compared with 3.03% in 1994. This increase is reflective of a higher interest rate environment in 1995 in comparison to 1994.


Other Operating Income


Other operating income was $316.0 million in 1995 compared with $297.9 million in 1994 and $120.1 million in 1993.


                                      Increase(Decrease)            Increase(Decrease)
                               1995    Amount         %      1994     Amount        %      1993

                                                     in millions
Trust income                 $ 46.7     $ (.8)     (1.7)   $ 47.5    $   (.4)     (.8)   $ 47.9
Service charges                85.1        .6        .7      84.5        1.0      1.1      83.5
Mortgage servicing
  income (expense)             16.2      (2.9)    (14.9)     19.1      222.4    109.4    (203.3)
Letter of credit fees          18.6       (.4)     (2.2)     19.0        1.7     10.2      17.3
Credit card fees               43.2      (2.0)     (4.4)     45.2        7.5     20.0      37.7
Other fee-based income         60.3      (3.7)     (5.9)     64.0      (20.3)   (24.1)     84.3
Other income                   28.2       3.6      15.0      24.6      (24.5)   (50.1)     49.1

Nontrading income             298.3      (5.6)     (1.8)    303.9      187.4    160.7     116.5

Trading asset revenue (loss)    1.6      19.1     108.9     (17.5)      (7.3)   (71.8)    (10.2)
Foreign exchange revenue        3.8        .2       6.1       3.6       (3.7)   (50.2)      7.3

Trading revenues (loss)         5.4      19.3     138.9     (13.9)     (11.0)  (377.4)     (2.9)

Securities transactions        12.3       4.4      56.1       7.9        1.4     21.4       6.5

Total other operating income $316.0     $18.1       6.1   $ 297.9    $ 177.8    147.9    $120.1


Nontrading Income


Nontrading income was $298.3 million or $5.6 million lower than 1994. The increase in nontrading income between 1994 and 1993 relates primarily to mortgage servicing income (expense) which had been negatively impacted by accelerated mortgage prepayments due to the high volume of mortgage refinancings occurring within the industry during 1993 and 1992. Mortgage servicing rights amortization and write downs were $259.4 million in 1993 compared with $16.5 million in 1994 and $17.4 million in 1995. The carrying value of mortgage servicing rights at December 31, 1995 was $37 million compared with an estimated market value of $65 million.

Trading Revenues


Trading revenue includes securities trading gains and losses, commissions earned from distributing municipal obligations, and foreign exchange fees from transactions with corporate clients and correspondent banks. It does not include interest income from these activities (included as a component of net interest income), which is usually substantial. The following is an analysis of the average balance outstanding, interest income (on a taxable equivalent basis) and trading revenue related to trading assets. This analysis excludes foreign exchange revenue which is separately disclosed in the table relating to other operating income.


                                               Mortgage
                                              and Other
                                    U.S.   Asset-Backed          Other
                              Government     Securities     Securities    Derivatives        Total

                                                           in millions

1995
  Average balance
   outstanding                    $  12          $ 463          $  23           $ (2)       $ 496
  Interest income                    .7           32.8             .7              -         34.2
  Trading revenue                  (2.3)           5.7            1.2           (3.0)         1.6

1994
  Average balance
   outstanding                      123            781             56             (7)         953
  Interest income                   7.8           43.3            2.9              -         54.0
  Trading revenue                  (6.4)         (19.7)           (.8)           9.4        (17.5)

1993
  Average balance
   outstanding                      215            311            190            (6)          710
  Interest income                  13.8           16.6           14.2             -          44.6
  Trading revenue                   7.1           (4.9)           9.5         (21.9)        (10.2)


In 1994, the Company lowered its risk positions as a result of instability in the money markets driven by volatile interest rates. As interest rates stabilized in 1995, the Company increased its trading portfolio during the fourth quarter of 1995 to $617 million at year-end 1995 compared with $404 million at year-end 1994.


Securities Transactions


Securities transactions during 1995 resulted in net gains of $12.3 million compared with net gains of $7.9 million in 1994 and $6.5 million in 1993. The gains realized relate to equity investments classified as available for sale, primarily highly leveraged partnership interests.

Other Operating Expenses



                                        Increase(Decrease)            Increase(Decrease)
                                1995      Amount        %       1994    Amount        %     1993

                                                         in millions
Salaries                      $283.6    $  (4.0)     (1.4)   $287.6    $ (9.2)     (3.1)  $296.8
Pension and other
  employee benefits             70.6       (5.6)     (7.3)     76.2        .3        .3     75.9

Total personnel                354.2       (9.6)     (2.6)    363.8      (8.9)     (2.4)   372.7
Net occupancy                   76.4        5.1       7.1      71.3      (5.9)     (7.6)    77.2
Equipment                       31.8       (3.5)     (9.9)     35.3      (7.4)    (17.4)    42.7
Amortization of intangibles     11.2       (4.6)    (28.9)     15.8       1.9      13.3     13.9
FDIC assessment                 14.6      (14.4)    (49.7)     29.0      (2.3)     (7.2)    31.3
Marketing                       22.8       (2.2)     (8.6)     25.0       9.4      60.2     15.6
Outside services                24.8         .4       1.7      24.4      (2.9)    (10.7)    27.3
Professional fees               17.3       (4.0)    (18.9)     21.3      (6.7)    (23.7)    28.0
Other real estate (ORE) and
 owned asset (income) expense   (3.9)     (24.8)   (118.8)     20.9     (66.6)    (76.2)    87.5
Other                          114.3      (56.1)    (32.9)    170.4      27.3      19.1    143.1

Total other operating expenses 663.5     (113.7)    (14.6)    777.2     (62.1)     (7.4)   839.3
Provision for ORE and
 owned assets                    5.9        5.9     100.0         -         -         -        -

Total other operating expenses
 after provision for ORE and
 owned assets                 $669.4    $(107.8)    (13.9)   $777.2    $(62.1)     (7.4)  $839.3

Personnel - average number     8,301       (135)     (1.6)    8,436      (507)     (5.7)   8,943


Personnel Expense


Personnel expense was $354.2 million in 1995 compared with $363.8 million in 1994 and $372.7 million in 1993. Average staffing levels have declined during the three year period from 8,943 in 1993 to 8,301 in 1995. During 1994, the Company offered a voluntary retirement program. The charge for this program was included in other expenses.

Other Operating Expenses


Other operating expenses excluding personnel, have been reduced through operating efficiency programs as well as decreases in costs associated with problem credits. ORE and owned asset expenses were credits of $3.9 million in 1995 compared with expenses of $20.9 million in 1994 and expenses of $87.5 million in 1993. The years 1994 and 1993 include $10.5 million and $80.5 million, respectively, of revaluation adjustments related to ORE and owned assets. During 1995, these revaluations are considered in the level of provision provided for ORE and owned assets.

In mid-1995, the Federal Deposit Insurance Corporation (FDIC) lowered the insurance premium rate the Bank is assessed on deposits resulting in a $14.4 million expense reduction from 1994.

Marketing and other expenses in 1995 continued to include amounts associated with a multi-faceted image campaign which included a statewide advertising campaign and, in 1994, the adoption of a new logo.

In 1994, other expenses include $29.8 million as provision to cover the costs of an early retirement program. Other expenses in 1993 included a charge of $25.0 million relating to the planned disposition of excess space as a result of continuing centralization of operations.

Provision for Loan Losses


Provision for loan losses was $167.0 million in 1995 compared with $150.6 million in 1994 and $85.3 million in 1993. Upon merger of Concord into the Company, management adopted an aggressive strategy of accelerating the timing of disposal of a troubled aircraft portfolio. This strategy resulted in an increased provision in 1995. Nonaccruing loans were 56% less at December 31, 1995 than one year ago. An analysis of the loan loss allowance and the provision for loan losses begins on page 28.

Income Taxes


Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), and reported the cumulative effect of the change at January 1, 1993 (a benefit of $40 million) separately in the consolidated statement of income for 1993. The recognition of the $40 million net deferred tax asset was based on the Company's forecast that it would generate taxable income of at least $118 million during 1993 and thus realize the benefit of a portion of its net reported operating loss carryforwards, which totaled approximately $300 million at January 1, 1993. The net operating loss carryforwards resulted from substantial loan losses in 1991 and 1990.

As of December 31, 1994, recognition of the $40 million deferred tax asset was based on the forecast that net temporary deductible differences of approximately $114 million will reverse during the years 1995 through 1997 and thus, be available for carryback to offset the Company's 1994 taxable income. For the years ended December 31, 1993, 1994 and 1995 the Company generated taxable income at a rate that was well in excess of that required to support the $40 million asset.

As of December 31, 1995, the Company had net deferred tax assets of $88.2 million, $73.5 million of which relates to a Federal net operating loss carryforward resulting from the merger of Concord into the Company. The recognition of the Federal net operating loss carryforward in 1995 was based on the Company's forecast that it would generate taxable income of at least $210.0 million during 1996 and thus realize the benefit of the net operating loss carryforward. Also as of December 31, 1995, recognition of the remaining $14.7 million of net deferred tax assets was based on a forecast that net temporary differences in excess of $42 million will reverse during the years 1996 through 1998 and, thus, be available for carryback to offset the Company's 1995 taxable income.

B A L A N C E   S H E E T   R E V I E W

Asset-Liability Management


The principal objectives of asset-liability management are to ensure adequate liquidity and to manage exposure to interest rate risk. Liquidity management requires maintaining funds to meet customers' borrowing and deposit withdrawal requirements as well as funding anticipated growth. Interest rate exposure management seeks to control both near term and longer term interest rate risk in order to provide a more stable base of net interest income.

The Bank, as both a large retail and commercial bank with a well established franchise in New York State with access to domestic and international money markets, has a wide range of available techniques for implementing asset-liability management decisions. The asset-liability management process is designed to take advantage of the Company's strengths in managing diversified financial businesses. Overall balance sheet strategy is centralized under the Asset and Liability Management Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined trading and balance sheet position limits.

The Company maintains a strong liquidity position. The size and stability of its New York State deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $100 million at December 31, 1995. Wholesale liabilities increased to $4,205 million at December 31, 1995 from $3,175 million a year ago primarily as a result of increased money market activities. Deposits at December 31, 1995 were 111.1% of loans compared with 106.7% at December 31, 1994.

The Company is subject to interest rate risk associated with the repricing characteristics of its balance sheet assets and liabilities. Specifically, as interest rates change, interest earning assets reprice at intervals that do not correspond to the maturities or repricing patterns of interest bearing liabilities. This mismatch between assets and liabilities in repricing sensitivity results in shifts in net interest income as interest rates move.

To help manage the risks associated with the effects of changes in interest rates, and to optimize net interest income within the ranges of interest rate risk that the Company's management considers acceptable, the Company maintains a portfolio of off-balance sheet financial instruments. Consisting principally of interest rate swaps and forward rate agreements, these derivative instruments mitigate interest rate risk by altering the repricing characteristics of certain on-balance sheet assets.

The Company employs a combination of risk assessment techniques, principally gap analysis and dynamic simulation modeling, to analyze the sensitivity of its earnings to changes in interest rates. These risk assessment techniques are comprehensive, in that they include all on-balance sheet and off-balance sheet items. In dynamic simulation modeling, reaction to a range of positive and negative interest rate movements is projected with consideration given to known activities and to the behavioral patterns of individual assets and liabilities in the corresponding rate environments. As a financial institution, patterns of certain asset and liability movements can be reasonably estimated based upon available historical data. Gap analysis assumes static conditions in that the effect of interest rate changes is calculated with consideration basically given to only known, as opposed to projected, maturity and repricing patterns.



Interest Rate Sensitivity


The following table, which is based upon dynamic simulation modeling as of December 31, 1995, demonstrates the impact of a 100 basis point positive and negative movement in interest rates on the Company's net interest income for the next twelve months and illustrates the effectiveness of the risk management positions at reducing overall interest rate sensitivity.


Changes in net interest income attributable to:          +100 basis point       -100 basis point

                                                                           in millions
Balance sheet assets and liabilities                                $ 10                   $(17)
Risk management positions in derivative
  off-balance sheet instruments                                      (13)                    13

                                                                    $ (3)                   $(4)


Management has primarily utilized interest rate swaps and forward rate agreements to alter the repricing characteristics of balance sheet assets, thereby decreasing the Company's overall sensitivity to changes in interest rates.

In addition to utilizing derivative positions to manage overall repricing risk, the Company also utilizes these instruments to manage basis risk associated with the potential divergence of market interest rate indices. Specifically, the variable component of the majority of the Company's overall interest rate risk management derivatives are based upon the London Interbank Offered Rate (LIBOR). Given that the majority of rate sensitive loan assets are prime based, consistent with risk management philosophy, the Company enters into certain interest rate swaps whereby the LIBOR and prime interest streams are exchanged. Derivative financial instruments are also utilized to a lesser extent to manage the risk associated with the cash flows generated by certain specific balance sheet positions. A further discussion of derivative activities can be found in Note 19 to the Financial Statements.

The following table shows the repricing structure of assets and liabilities as of December 31, 1995, with each maturity interval referring to the earliest repricing opportunity for each asset and liability, that is, the earlier of its actual maturity or its expected rate reset date. The resulting "gaps" indicate the sensitivity of earnings with respect to the direction, magnitude and timing of changes in market interest rates.

Interest Rate Sensitivity


                                 Noninterest
                                     Bearing       0-90    91-180    181-365    Over 1
December 31, 1995                      Funds       Days      Days       Days      Year     Total

                                                               in millions
Assets:
  Interest bearing deposits
   with banks                       $     -     $ 1,260      $228     $    -    $    -   $ 1,488
  Securities                              -          83         -        302     2,229     2,614
  Loans                                   -       7,986       748        892     4,178    13,804
  Other earning assets                    -       1,135         -          -         -     1,135
  Other assets, net                   1,478           -         -          -         -     1,478

    Total assets                    $ 1,478     $10,464      $976     $1,194    $6,407   $20,519

Sources of funds:
  Interest bearing deposits:
    Domestic offices                $     -     $ 3,482      $797     $  885    $5,290   $10,454
    Foreign offices                       -       1,398         6         39         -     1,443
  Other interest bearing
   liabilities                            -       2,488        51        126       583     3,248
  Noninterest bearing deposits        3,434           -         -          -         -     3,434
  Other liabilities                     275           -         -          -         -       275
  Shareholders' equity                1,665           -         -          -         -     1,665

    Total sources of funds          $ 5,374     $ 7,368      $854     $1,050    $5,873   $20,519

Effect of interest rate swaps             -      (1,680)      (6)        456     1,230

Interest sensitivity gap            $(3,896)    $ 1,416      $116     $  600    $1,764


Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.




Commercial Loan Maturities and Sensitivity to Changes in Interest Rates


                                                             One         Over One           Over
                                                            Year          Through           Five
December 31, 1995                                        or Less       Five Years          Years

                                                                      in millions

Domestic:
    Construction loans                                    $  269             $ 37           $ 10
    Mortgage loans                                           787              123             89
    Lease financing                                           14               15              4
    Other business and financial                           4,389              794            136
International                                                445                -            296

Total                                                     $5,904             $969           $535



Loans with fixed or predetermined
 interest rates                                           $1,262             $965           $519
Loans having floating or adjustable
 interest rates                                            4,642                4             16

Total                                                     $5,904             $969           $535


The table provides approximate maturities of outstanding loans at year-end 1995. Maturities of outstanding loans are generally extended with the same credit approval process required of new credits. The table also shows the breakdown of the maturities which are at fixed or adjustable rates. Loans are considered to be rate sensitive, i.e., have floating or adjustable interest rates, when rates change within 100 days of fluctuations in key money market rates; otherwise, the loans are treated as fixed or predetermined interest rate obligations.


Securities Portfolios


Effective January 1, 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), which specifies the accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values. Under FAS 115, debt securities that the Company has the ability and intent to hold to maturity are reported at amortized cost. Securities acquired principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

In November 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time opportunity for companies to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report.
The Company reassessed the classifications of its securities held and, during December 1995 transferred securities with an amortized cost of $2,491 million and a fair value of $2,535 million from held to maturity to available for sale. The resulting redesignations were accounted for at fair value resulting in a net unrealized gain, net of tax of $29.4 million recorded in shareholders' equity.


The following table is an analysis of securities at the end of each of the last three years.


December 31,                                             1995                1994           1993

                                                                      in millions
Held to maturity:
  U.S. Treasury                                        $    -              $1,065         $  792
  U.S. Government agency obligations                        -                 751            827
  Other debt securities                                     -                 152            364

                                                       $    -              $1,968         $1,983

Available for sale:
  U.S. Treasury                                        $1,715              $    -         $    -
  U.S. Government agency obligations                      618                   -              -
  Other debt securities                                   202                   -              -
  Equity securities                                        79                  80              -

                                                       $2,614              $   80         $    -


The following table reflects the distribution of maturities of the available for sale portfolio at year-end 1995 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 1995. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates. The table excludes securities with total fair value of $79 million, including $43 million in Federal Reserve Bank stock, without fixed maturities which had a weighted average yield of 4.35%.


Securities - Contractual Final Maturities and Yield


                              Within         After One            After Five          After
Taxable                        One           but Within           but Within           Ten
equivalent                     Year          Five Years           Ten Years           Years
basis                     Amount   Yield    Amount   Yield     Amount    Yield    Amount   Yield

                                                       in millions
Available for sale:
  U.S. Treasury             $305   5.24%    $1,256   5.20%       $154    5.92%      $  -      -%
  U.S. Gov't agency            -      -         25   6.06         366    5.95        227   6.80
  Other debt securities        2   4.90        200   5.78           -       -          -      -

Total fair value            $307   5.24%    $1,481   5.29%       $520    5.94%      $227   6.80%

Total amortized cost        $307            $1,452               $517               $215


The maturity distribution of U.S. Government agency obligations and other securities which include asset backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and prepayments. Based on the anticipated cash flows, the total maturity distributions for the portfolio would be $672 million, $1,628 million, $189 million and $46 million for within one year, after one but within five years, after five years but within ten years and after ten years, respectively.

Loans Outstanding


The following table provides a breakdown of major loan categories as of year end for the past five years. With respect to commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at December 31, 1995.


                                              1995       1994        1993        1992       1991

                                                                in millions
Domestic:
    Commercial:
     Construction loans                    $   316    $   265     $   403     $   739    $ 1,020
     Mortgage loans                            999        931         891         671        766
     Loans and advances to affiliates          491        302         160         106        134
     Other business and financial            4,861      4,988       5,070       5,610      6,001
    Consumer:
     Lease financing                             -          4          58         328        838
     Residential mortgages                   3,080      2,738       2,356       1,983      1,550
     Credit card receivables                 1,844      1,656       1,521         822        822
     Other consumer loans                    1,472      1,402       1,192       1,248      1,928

                                            13,063     12,286      11,651      11,507     13,059

International:
    Government and official institutions       373        383         381         453        426
    Banks and other financial institutions     284        191          25          25         93
    Commercial and industrial                   84         54         111         142         93

                                               741        628         517         620        612

Total loans                                $13,804    $12,914     $12,168     $12,127    $13,671


Domestic Office Deposits


Certificates of deposit of $100,000 or more issued by domestic offices which totaled $1,239 million at December 31, 1995, mature as follows: under 3 months, $971 million; 3 to 6 months, $123 million; 6 to 12 months, $83 million; and over 12 months, $62 million.
21



Short-Term Borrowings


The following table shows detail relating to short-term borrowings in 1995, 1994 and 1993. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.


                                             1995                1994                  1993

                                                Average             Average              Average
                                        Amount     Rate     Amount     Rate     Amount      Rate

                                                             in millions
Federal funds purchased
 (day to day):
     At December 31                     $1,013    4.64%     $  469    4.02%     $1,115     2.95%
     Average during year                   297    5.73         309    3.72         384     2.97
     Maximum month-end
       outstanding during year           1,013                 791               1,115
Securities sold under
  repurchase agreements:
     At December 31                        123    5.48         260    5.22         261     2.55
     Average during year                   305    5.71         202    3.89         290     4.96
     Maximum month-end
       outstanding during year             988                 388                 416
Commercial paper:
     At December 31                        277    5.49         226    5.33         748     3.13
     Average during year                   228    5.78         789    4.41         739     3.21
     Maximum month-end
       outstanding during year             277                 917                 839
All other short-term borrowings:
     At December 31                      1,125    5.05       1,301    6.09         979     3.06
     Average during year                   490    6.89         484    5.53         439     6.52
     Maximum month-end
       outstanding during year           1,125               1,301                 979


All other short-term borrowings include $746 million and $1 billion at year ends 1995 and 1994, respectively, from HSBC. See Notes 1 and 14 to the Financial Statements.

Capital Resources


Total shareholders' equity at year-end 1995 was $1,665 million, compared with $1,500 million at year-end 1994. The equity base was increased by $291.7 million from net income and $29.4 million from net unrealized gains on securities available for sale, and reduced by $150 million for common shareholder dividends paid to HSBC Holdings B.V. and $5.9 million for preferred shareholder dividends. The ratio of shareholders' equity to total year-end assets increased to 8.12% at December 31, 1995 from 8.02% at December 31, 1994.

Capital Adequacy


The Federal Reserve Board has Risk-Based Capital Guidelines for assessing the capital adequacy of U.S. banking organizations. The guidelines place balance sheet assets into four categories of risk weights, primarily based on the relative credit risk of the counterparty. Some off-balance sheet items such as letters of credit and loan commitments are taken into account by applying different categories of "credit conversion factors" to arrive at credit-equivalent amounts, which are then weighted in the same manner as balance sheet assets involving similar counterparties. For off-balance sheet items relating to interest rate and foreign exchange rate contracts, the credit-equivalent amounts are arrived at by estimating both the current exposure, mark to market value and the potential exposure over the remaining life of each contract. The credit-equivalent amount is similarly assigned to the risk weight category appropriate to the counterparty.

The guidelines include the concept of Tier 1 capital and total capital. Tier 1 capital is essentially common equity, excluding net unrealized gain
(loss) on securities available for sale and goodwill, plus certain types of perpetual preferred stock. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital.

The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company under FAS 109 meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

Under these guidelines, the Company's total risk adjusted assets and off-balance sheet items at December 31, 1995 was approximately $15.0 billion. Tier 1 capital was $1.6 billion and total capital was $2.4 billion resulting in risk adjusted capital ratios of 10.71% at the Tier 1 level and 16.21% at the total capital level. These ratios compared with 10.93% at the Tier 1 level and 17.25% at the total capital level at December 31, 1994.

Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong banking organizations are required to maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 1995, the Company had a 8.32% leverage ratio compared with 8.16% at December 31, 1994.

The regulatory agencies established five capital categories applicable to banks: well capitalized, adequately capitalized, undercapitalized, signifi-cantly undercapitalized and critically undercapitalized. A well capitalized institution must have a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. The Bank's ratios at December 31, 1995 exceeded the ratios required for the well capitalized category.

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. The Federal Reserve Board has proposed amendments to the guidelines regarding interest rate risk. As proposed, this amendment would not materially affect the Company's risk-based capital.

Credit Management


The credit policy function is centralized under the control of the Chief Credit Officer. The structure is designed to emphasize credit decision accountability, optimize credit quality, facilitate improvement in credit policies and procedures and encourage consistency in the approach to, and management of, the credit process throughout the Company as it relates to both on- and off-balance sheet activities.

The Credit Policy Committee, comprised of senior line and credit managers, is responsible for the design and management of the credit function. The Committee is charged with the responsibility for monitoring and making changes, where appropriate, to written credit policies.

In addition to active supervision and evaluation by lending officers, periodic reviews of the loan portfolio are made by internal auditors, independent auditors, the Board of Directors' Examining Committee and regulatory agency examiners. These reviews cover selected borrowers' current financial position, past and prospective earnings and cash flow, and realizable value of collateral and guarantees. These reviews also serve as an early identification of problem credits.

Problem Loan Management


Borrowers who experience difficulties in meeting the contractual payment terms of their loans receive special attention. Depending on circumstances, decisions may be made to cease accruing interest on such loans or to record interest at a reduced rate.

The Company complies with regulatory requirements which mandate that interest not be accrued on commercial loans with principal or interest past due for a period of ninety days unless the loan is both adequately secured and in process of collection. In addition, commercial loans are designated as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of all interest and principal based on certain factors, including adequacy of collateral.

Interest that has been recorded but unpaid on loans placed on nonaccruing status is generally reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectibility of principal, any cash interest payments received are applied as principal reductions. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.

In certain situations where the borrower is experiencing temporary cash flow problems, and after careful examination by management, the interest rate and payment terms may be adjusted from the original contractual agreement. When this occurs and the revised terms at the time of renegotiation are less than the Company would be willing to accept for a new loan with comparable risk, the loan is separately identified as restructured.


Risk Elements in the Loan Portfolio at Year End


                                                     1995      1994     1993      1992     1991

                                                                   in millions
Nonaccruing loans:
 Domestic:
   Construction and other commercial
    real estate                                     $  83     $ 159    $ 258    $  325   $  439
   Other domestic loans                               298       696      525     1,136    1,053

      Subtotal                                        381       855      783     1,461    1,492
 International                                          -         -        -         -        2

Total nonaccruing loans                               381       855      783     1,461    1,494
Restructured accruing loans                            13        10        -         -        -

Total nonaccruing and restructured loans              394       865      783     1,461    1,494
Other real estate                                       2        18       37        73       73
Other owned assets                                     45         8       32        98       32

Total nonaccruing and restructured loans,
 other real estate and other owned assets           $ 441     $ 891    $ 852    $1,632   $1,599


Ratios:
 Nonaccruing and restructured
  loans to total loans                               2.85%     6.70%    6.43%    12.05%   10.93%
 Nonaccruing loans, restructured loans,
  other real estate and other owned
  assets to total assets                             2.15      4.77     4.33      8.81     8.36

Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):                           $  60     $  55    $  61    $   87   $   60


Nonaccruing loans at December 31, 1995 totaled $381 million or 2.76% of total loans, compared with $855 million or 6.62% of total loans, a year ago. The reduced level of nonaccruing loans resulted from aggressive management of problem credits as well as improvement in the domestic economy. The merger of Concord into the Company resulted in an increased level of nonaccruing loans prior to 1995, primarily aircraft. During 1995 an aggressive strategy of accelerating the timing of gaining title to and disposing of these assets was adopted. As a result, provision for loan losses totaling $113 million was recorded in the first quarter of 1995 to reflect the change in strategy. The majority of the decline in nonaccruing loans at December 31, 1995 compared with December 31, 1994 occurred in this portfolio. The large provision in the second quarter of 1994 was made to recognize deterioration in the used aircraft market.

Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $70 million, $11 million and $20 million at December 31, 1995, 1994 and 1993, respectively.

Of the nonaccruing loans at December 31, 1995 over 46% are less than 30 days past due as to cash payment of principal and interest. Cash payments received on loans on nonaccruing status during 1995, or since loans were placed on nonaccruing status, whichever was later, totaled $52 million, $21 million of which was applied as interest income and $31 million as reduction of loan principal.

Included in accruing loans contractually past due 90 days or more were consumer installment loans as follows: 1995, $36 million; 1994, $20 million; 1993, $24 million and residential real estate mortgages past due 90 days or more as follows: 1995, $15 million; 1994, $18 million; 1993, $12 million. When consumer loans cease to be accruing, rather than categorizing such loans as nonaccruing, they are generally charged off according to an established delinquency schedule.

The Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (FAS 118) effective January 1, 1995. FAS 114 provides guidance in defining and measuring loan impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans so identified are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of this statement did not result in any significant change in the Company's allowance for loan losses.

The Company identified impaired loans as defined by FAS 114 totaling $322 million at December 31, 1995 of which $117 million had a specific loan loss allowance of $61 million. No interest income was recognized on impaired loans during 1995.

Other Problem Assets


In situations where loans are secured by real estate or other assets and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. When property is so acquired, the lower of cost or fair market value (including cost to dispose) is reported on the balance sheet as other real estate and other owned assets. Any part of the loan exceeding the value of the property at the time of transfer is charged against the loan loss allowance. Subsequent decreases in fair value are included in other operating expense.

Foreign Country Outstandings and Risk


Outstandings which are shown by category of borrower in the following table include loans, interest bearing deposits and other assets. Loans are distributed primarily on the basis of the location of the head office or residence of the borrower or, in the case of certain guaranteed loans, the guarantor. Interest bearing deposits with banks and their branches are grouped by the location of the head office of the foreign bank. Investments and acceptances are distributed on the basis of the location of the borrower. There were no loans to government and official institutions for the countries listed.


Foreign Country Outstandings Which Exceed .75% of Total Assets


                                                       Banks and
                                                           Other       Commercial
                                                       Financial              and
                                                    Institutions       Industrial        Total

                                                                      in millions
December 31, 1995: *
  Canada                                                    $ 90              $70          $160
  France                                                     345               31           376
  Japan                                                      290                -           290
December 31, 1994: *
  France                                                     195                -           195
  Italy                                                      175                -           175
  Japan                                                      385                -           385
December 31, 1993: *
  Canada                                                     150               45           195
  France                                                     285                -           285
  Italy                                                      175                -           175
  Japan                                                      332                -           332
  United Kingdom                                             165                -           165



* The table excludes bonds issued by the United Mexican States and the Republic of Venezuela which are collateralized by zero-coupon U.S. Treasury securities with a face value equal to that of the underlying bonds. They are known as "Brady bonds." The fair value of such collateral for the $188 million of 6.25% Mexican bonds due 2019 was approximately $29 million, $27 million and $25 million at year ends 1995, 1994 and 1993, respectively. Interest payments are partially secured by cash equivalent instruments for an 18 month period. The fair value of such collateral for the $166 million book value, $177 million face value of 6.75% Venezuelan bonds due 2020 was approximately $26 million, $24 million and $22 million at year ends 1995, 1994 and 1993, respectively. Interest payments are partially secured by cash equivalent instruments for a 14 month period. These bonds had an aggregate fair value of $229 million at December 31, 1995.

Allowance for Loan Loss and Charge Offs


At year-end 1995, the allowance was $477.5 million, or 3.46% of total loans, compared with $495.4 million, or 3.84% of total loans, a year ago. The ratio of the allowance to nonaccruing loans was 125.49% at December 31, 1995 compared with 57.92% a year earlier. The Company's nonaccruing loans were reduced to $381 million at December 31, 1995 from $855 million at December 31, 1994.

                                                 1995       1994        1993       1992        1991

                                                                  in millions

Total loans at year end                       $13,804    $12,914     $12,168    $12,127     $13,671
Average total loans                            12,992     12,410      12,089     12,343      15,128

Allowance for loan losses:
 Balance at beginning of year                 $ 495.4    $ 473.3     $ 594.5    $ 612.7     $ 839.7
 Allowance related to acquired
   businesses                                      .4        1.2           -          -           -
Charge offs:
 Commercial:
  Construction loans                                -       47.2        34.4       16.2        90.2
  Mortgage loans                                   .5        3.4        24.8       51.8        71.8
  Other business and financial                  174.8       92.2       142.4      205.6       149.0
 Consumer:
  Lease financing                                   -         .7         3.3       12.6        26.6
  Other consumer loans                           66.1       67.3        74.9       57.7        81.7
 International                                      -          -           -          -       182.2

Total charge offs                               241.4      210.8       279.8      343.9       601.5

Recoveries on loans charged off:
 Commercial:
   Construction loans                            11.9       10.7         4.8        9.3         5.2
   Mortgage loans                                   -          -           -         .1           -
   Other business and financial                  29.8       53.6        46.2       16.4        18.2
 Consumer:
   Lease financing                                1.0        1.5         2.2        3.5         4.5
   Other consumer loans                          13.4       15.3        20.1       24.6        23.8
 International                                      -          -           -         .3          .4

Total recoveries                                 56.1       81.1        73.3       54.2        52.1

Total net charge offs                           185.3      129.7       206.5      289.7       549.4

Provision charged to income                     167.0      150.6        85.3      271.5       322.4

Balance at end of year                        $ 477.5    $ 495.4     $ 473.3    $ 594.5     $ 612.7

Allowance ratios:
 Total net charge offs to
  average loans                                  1.43%      1.04%       1.71%      2.35%       3.63%
 Year-end allowance to:
   Year-end total loans                          3.46       3.84        3.89       4.90        4.48
   Year-end total nonaccruing loans            125.49      57.92       60.41      40.68       41.01


The allowance for loan losses is an allowance for possible credit related losses. The allowance is increased as provisions for loan losses are charged to current operating income. The allowance is reduced as charge offs are recorded. Recoveries are added to the allowance. In determining the amount of provisions for loan losses, management considers a number of factors.

These include judgments covering possible losses on loans, loan evaluations and examination classifications and expected performance of various categories of loans within an anticipated range of economic conditions. This is an ongoing process. Charge offs of commercial loans reflect management's judgment with respect to the ultimate collectibility of all or part of a loan. Charge offs of consumer loans occur according to an established delinquency schedule. Recoveries on loans previously charged off are added to the allowance.

The loan loss allowance is considered by management to be a general allowance available to cover loan losses within the entire portfolio. The classifications within the table below are based on management's current assessment of the loss potential associated with specific loans and elements of the portfolio. Allocation is especially problematical because of the difficulties inherent in predicting and evaluating the impact of economic events on fully performing loans, work-outs and previously charged off loans. Amounts allocated to consumer installment loans represent estimates of charge offs based on formulas appropriate to the type of loan. Management cautions that the loan loss allowance allocation does not necessarily represent the total amount which may be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1995 is adequate as a general allowance.

The provisions of FAS 114 are described briefly on page 26. As a result of this statement, effective January 1, 1995, allowances are established against impaired loans equal to the difference between the recorded investment in the asset and the present value of the cash flows to be received or the fair value of the collateral, if the loan is collateral dependent. This statement does not address the overall adequacy of the allowance for loan losses. The allowance for loan losses did not change as a result of adopting FAS 114.



Allocation of Allowance for Loan Loss


                               1995           1994           1993            1992           1991

                               % of           % of           % of            % of           % of
                              Loans          Loans          Loans           Loans          Loans
                                 to             to             to              to             to
                              Total          Total          Total           Total          Total
                     Amount   Loans   Amount Loans   Amount Loans    Amount Loans   Amount Loans

                                                      in millions
Domestic:
 Commercial:
  Construction loans   $  3     2.3     $  4   2.0     $  5   3.3      $ 58   6.1     $186   7.5
  Mortgage loans         10     7.2       12   7.2       10   7.3        10   5.6       12   5.6
  Other business        149    38.8      221  41.0      186  43.0       190  47.1      213  44.9
 Consumer:
   Lease financing        -       -        -     -        3    .5         5   2.7       12   6.1
   Other consumer        54    46.3       54  44.9       58  41.7        45  33.4       73  31.4
International            28     5.4        2   4.9        1   4.2         2   5.1        7   4.5
Unallocated             234       -      202     -      210     -       284     -      110     -

Total                  $478   100.0     $495 100.0     $473 100.0      $594 100.0     $613 100.0


Item 8. Financial Statements and Supplementary Data


                                                               Page

Report of Management                                             31

Report of Independent Auditors                                   32

HSBC Americas, Inc.:
  Consolidated Balance Sheet                                     33
  Consolidated Statement of Income                               34
  Consolidated Statement of Changes in
   Shareholders' Equity                                          35
  Consolidated Statement of Cash Flows                           36

Marine Midland Bank:
  Consolidated Balance Sheet                                     37

Summary of Significant Accounting Policies                       38

Notes to Financial Statements                                    42

R E P O R T  O F  M A N A G E M E N T

Management of HSBC Americas, Inc., is responsible for the integrity of the financial information presented in this annual report. Management has prepared the financial statements in conformity with generally accepted accounting principles. In preparing the financial statements, management makes judgments and estimates of the expected effect of events that are accounted for or disclosed.

The Company's systems of internal accounting control are designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized acquisition, use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of these control systems. Management believes that the system of internal control, which is subject to close scrutiny by management and by internal auditors, supports the integrity and reliability of the financial statements.

The Board of Directors meets regularly with management, internal auditors and the independent auditors to discuss internal control, internal auditing and financial reporting matters, and also the scope of the annual audit and interim reviews. Both the internal auditors and the independent auditors have direct access to the Board of Directors.

R E P O R T  O F  I N D E P E N D E N T  A U D I T O R S

The Board of Directors and Shareholders of
HSBC Americas, Inc.

We have audited the accompanying consolidated balance sheets of HSBC Americas, Inc. (formerly Marine Midland Banks, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1995, and the accompanying consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1995, and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Americas, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, and the financial position of Marine Midland Bank and subsidiaries as of December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993, the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994, and the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in 1995.

/s/ KPMG PEAT MARWICK LLP

Buffalo, New York
January 26, 1996

                                                    HSBC Americas, Inc. 1995
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                       1995            1994 *
------------------------------------------------------------------------------
                                                              in thousands

Assets
Cash and due from banks                          $  1,242,313    $  1,050,558
Interest bearing deposits with banks                1,488,101       1,231,757
Federal funds sold and securities
 purchased under resale agreements                    518,256         599,993
Trading assets                                        616,531         404,300
Securities held to maturity
 (market value $1,907,650 in 1994)                          -       1,967,638
Securities available for sale                       2,613,830          80,232
Loans                                              13,803,503      12,914,445
Less - allowance for loan losses                      477,502         495,434
------------------------------------------------------------------------------
      Loans, net                                   13,326,001      12,419,011
Premises and equipment                                180,552         185,211
Customers' acceptance liability                        21,671          24,746
Accrued interest receivable                           150,634         124,967
Other real estate and owned assets                     46,972          26,381
Other assets                                          313,898         583,517
------------------------------------------------------------------------------
Total assets                                     $ 20,518,759    $ 18,698,311
==============================================================================

Liabilities
Deposits in domestic offices:
  Noninterest bearing                            $  3,433,831    $  3,213,845
  Interest bearing                                 10,454,352       9,660,674
Interest bearing deposits in foreign offices        1,442,484         909,629
------------------------------------------------------------------------------
      Total deposits                               15,330,667      13,784,148
Federal funds purchased and securities
 sold under repurchase agreements                   1,136,476         729,169
Other short-term borrowings                         1,401,634       1,526,720
Interest, taxes and other liabilities                 253,367         420,435
Acceptances outstanding                                21,671          24,746
Long-term debt                                        709,750         713,104
------------------------------------------------------------------------------
Total liabilities                                  18,853,565      17,198,322
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 17 and 18)
Shareholders' equity
Preferred stock                                        98,063          98,063
Common shareholder's equity:
  Common stock, $5 par; Authorized - 1,100 shares
                        Issued - 1,001 shares               5               5
  Capital surplus                                   1,531,127       1,531,127
  Retained earnings (accumulated deficit)               6,609        (129,206)
  Net unrealized gain on securities
   available for sale, net of taxes                    29,390               -
------------------------------------------------------------------------------
      Total common shareholder's equity             1,567,131       1,401,926
------------------------------------------------------------------------------
Total shareholders' equity                          1,665,194       1,499,989
------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 20,518,759    $ 18,698,311
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

                                                  HSBC Americas, Inc. 1995
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


Year Ended December 31,             1995            1994 *          1993 *
------------------------------------------------------------------------------
                                                    in thousands

Interest income:
  Loans                           $ 1,201,267     $ 1,013,830     $   947,078
  Securities                          143,410          97,978         154,255
  Trading assets                       33,965          53,972          44,619
  Deposits with banks                  58,511          43,854          38,208
  Federal funds sold and
    securities purchased under
    resale agreements                  34,906          30,319          14,476
------------------------------------------------------------------------------
Total interest income               1,472,059       1,239,953       1,198,636
------------------------------------------------------------------------------
Interest expense:
  Deposits:
    In domestic offices               391,808         279,287         274,174
    In foreign offices                 73,225          28,567          16,062
  Federal funds purchased and
    securities sold under
    repurchase agreements              34,435          19,375          25,788
  Other short-term borrowings          46,991          61,586          57,224
  Long-term debt                       50,396          85,881         115,259
------------------------------------------------------------------------------
Total interest expense                596,855         474,696         488,507
------------------------------------------------------------------------------
Net interest income                   875,204         765,257         710,129
Provision for loan losses             167,000         150,561          85,318
------------------------------------------------------------------------------
Net interest income, after
  provision for loan losses           708,204         614,696         624,811
------------------------------------------------------------------------------
Other operating income:
  Trust income                         46,724          47,514          47,889
  Service charges                      85,051          84,452          83,550
  Mortgage servicing income
  (expense)                            16,217          19,065        (203,328)
  Other fees and commissions          122,075         128,254         139,261
  Trading revenues (loss)               5,399         (13,884)         (2,908)
  Other income                         40,559          32,437          55,672
------------------------------------------------------------------------------
Total other operating income          316,025         297,838         120,136
------------------------------------------------------------------------------
                                    1,024,229         912,534         744,947
------------------------------------------------------------------------------
Other operating expenses:
  Salaries                            283,541         287,597         296,781
  Pension and other employee
    benefits                           70,638          76,171          75,965
------------------------------------------------------------------------------
    Total personnel expense           354,179         363,768         372,746
  Net occupancy expense                76,356          71,315          77,149
  Other expenses                      232,953         342,094         389,415
------------------------------------------------------------------------------
Total other operating expenses        663,488         777,177         839,310
Provision for ORE and other owned
  asset losses                          5,954               -               -
------------------------------------------------------------------------------
Total operating expenses after
   provision for ORE and other
   owned asset losses                 669,442         777,177         839,310
------------------------------------------------------------------------------
Income (loss) before taxes and
   cumulative effect of change in
   method of accounting for
   income taxes                       354,787         135,357         (94,363)
Applicable income tax expense          63,100         118,200          16,500
------------------------------------------------------------------------------
Income (loss) before cumulative
    effect of change in method
    of accounting for income taxes    291,687          17,157        (110,863)
Cumulative effect of change in
    method of accounting
    for income taxes                        -               -          40,000
------------------------------------------------------------------------------
Net income  (loss)                $   291,687     $    17,157     $   (70,863)
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

                                               HSBC Americas, Inc. 1995
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N    S H A R E H O L D E R S '    E Q U I T Y

                                                                    Net
                                                                    Unrealized
                                                                    Gain on
                                                                    Securities
                          Preferred  Common  Capital     Retained   Available
                          Stock      Stock   Surplus     Earnings   for Sale
------------------------------------------------------------------------------
                                             in thousands
Balance
 December 31, 1992 *    $   98,063 $     5 $ 1,181,127 $   36,246 $         -
Net loss                         -       -           -    (70,863)          -
Cash dividends declared
 on preferred stock              -       -           -     (5,873)          -
Capital contribution
 from parent                     -       -     200,000          -           -
------------------------------------------------------------------------------
Balance
 December 31, 1993 *        98,063       5   1,381,127    (40,490)          -
Net income                       -       -           -     17,157           -
Cash dividends declared
 on preferred stock              -       -           -     (5,873)          -
Cash dividends declared
 on common stock                 -       -           -   (100,000)          -
Capital contribution
 from parent                     -       -     150,000          -           -
------------------------------------------------------------------------------
Balance
 December 31, 1994 *        98,063       5   1,531,127   (129,206)          -
Net income                       -       -           -    291,687           -
Cash dividends declared
 on preferred stock              -       -           -     (5,872)          -
Cash dividends declared
 on common stock                 -       -           -   (150,000)          -
Transfer of securities
 held to maturity to
 securities available
 for sale, net of
 deferred taxes                  -       -           -          -      29,390
------------------------------------------------------------------------------
Balance
 December 31, 1995      $   98,063 $     5 $ 1,531,127 $    6,609 $    29,390
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.

                                                HSBC Americas, Inc. 1995
-----------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C A S H    F L O W S



Year Ended December 31,                       1995   1994 *       1993 *
-----------------------------------------------------------------------------
                                                     in thousands
Cash flows from operating activities:
 Net income  (loss)                    $   291,687  $    17,157  $   (70,863)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by
  operating activities:
  Depreciation, amortization and
   deferred taxes                           (7,723)      62,175      309,692
  Provision for loan losses                167,000      150,561       85,318
  Cumulative effect of change in
   accounting principle                          -            -      (40,000)
  Net change in other accrual accounts    (160,398)      (5,271)     132,232
  Net change in loans originated
   for sale                                (88,853)     171,692       60,621
  Net change in trading assets            (202,610)   1,191,938     (219,803)
  Other, net                               (42,484)      11,510       24,710
-----------------------------------------------------------------------------
   Net cash provided (used) by
    operating activities                   (43,381)   1,599,762      281,907
-----------------------------------------------------------------------------
Cash flows from investing activities:
 Net change in interest bearing
   deposits with banks                    (256,344)     344,140     (537,378)
 Net change in short-term investments       81,737      350,009     (154,367)
 Purchases of securities                (1,192,103)    (629,054)  (3,112,919)
 Sales of securities                        27,852       24,846    1,917,287
 Maturities of securities                  665,172      551,822      970,098
 Net change in credit card receivables    (234,858)    (178,679)    (726,699)
 Net change in other short-term loans      (74,725)    (130,389)     (43,286)
 Net originations and maturities of
   long-term loans                        (900,463)    (904,079)     388,492
 Expenditures for premises and equipment   (24,906)     (20,912)     (12,884)
 Other, net                                470,953      (56,013)     101,733
-----------------------------------------------------------------------------
   Net cash used by investing activities(1,437,685)    (648,309)  (1,209,923)
-----------------------------------------------------------------------------
Cash flows from financing activities:
 Net change in deposits                  1,546,519      801,398     (124,138)
 Net change in short-term borrowings       282,221     (847,124)   1,515,622
 Repayment of long-term debt                   (47)    (987,816)    (493,061)
 Capital contributions                           -      150,000      200,000
 Dividends paid                           (155,872)    (105,873)      (5,873)
-----------------------------------------------------------------------------
   Net cash provided (used) by
    financing activities                 1,672,821     (989,415)   1,092,550
-----------------------------------------------------------------------------
Net change in cash and due from banks      191,755      (37,962)     164,534
Cash and due from banks at beginning
   of year                               1,050,558    1,088,520      923,986
-----------------------------------------------------------------------------
Cash and due from banks at end of year $ 1,242,313  $ 1,050,558  $ 1,088,520
=============================================================================
Cash paid for:  Interest               $   592,686  $   474,609  $   434,397
                Taxes                      183,997      113,631       26,832
Non-cash activities
 Transfers of securities held to maturity
   to available for sale                 2,535,262            -            -
 Transfers from securities available for
   sale to trading assets                        -            -      881,354
-----------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to include the accounts and results of Concord Leasing, Inc.
  merged with the Company on January 1, 1995.


                                                    Marine Midland Bank 1995
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                       1995            1994 *
------------------------------------------------------------------------------
                                                              in thousands

Assets
Cash and due from banks                          $  1,224,494    $  1,050,204
Interest bearing deposits with banks                1,488,002       1,231,658
Federal funds sold and securities
 purchased under resale agreements                    518,256         599,993
Trading assets                                        616,531         404,300
Securities held to maturity
 (market value $1,887,991 in 1994)                          -       1,947,617
Securities available for sale                       2,567,897          41,723
Loans                                              13,723,691      12,759,223
Less - allowance for loan losses                      476,544         493,448
------------------------------------------------------------------------------
      Loans, net                                   13,247,147      12,265,775
Premises and equipment                                180,431         184,599
Customers' acceptance liability                        21,671          24,745
Accrued interest receivable                           149,512         123,136
Other real estate and owned assets                     46,702          26,296
Other assets                                          281,829         565,341
------------------------------------------------------------------------------
Total assets                                     $ 20,342,472    $ 18,465,387
==============================================================================

Liabilities
Deposits in domestic offices:
  Noninterest bearing                            $  3,404,311    $  3,171,190
  Interest bearing                                 10,454,352       9,660,674
Interest bearing deposits in foreign offices        2,764,861       2,419,821
------------------------------------------------------------------------------
      Total deposits                               16,623,524      15,251,685
Federal funds purchased and securities
 sold under repurchase agreements                   1,136,476         729,169
Other short-term borrowings                           379,544         300,568
Interest, taxes and other liabilities                 275,714         440,906
Acceptances outstanding                                21,671          24,746
Long-term debt                                        260,179         263,510
------------------------------------------------------------------------------
Total liabilities                                  18,697,108      17,010,584
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 17 and 18)
Shareholder's equity
Common shareholder's equity:
  Common stock, $100 par; Authorized - 2,250,000 shares
                   Issued - 1,850,000 shares          185,000         185,000
  Capital surplus                                   1,633,098       1,758,098
  Accumulated deficit                                (201,185)       (488,295)
  Net unrealized gain on securities
   available for sale, net of taxes                    28,451               -
------------------------------------------------------------------------------
Total shareholder's equity                          1,645,364       1,454,803
------------------------------------------------------------------------------
Total liabilities and shareholder's equity       $ 20,342,472    $ 18,465,387
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.
* Restated to include the accounts and results of Concord Leasing, Inc.
merged with the Company on January 1, 1995.


S U M M A R Y  O F  S I G N I F I C A N T  A C C O U N T I N G
P O L I C I E S

HSBC Americas, Inc. (the Company), formerly Marine Midland Banks, Inc., is a New York State based bank holding company. All of the common stock of the Company is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

The accounting and reporting policies of the Company and its subsidiaries, including its principal subsidiary, Marine Midland Bank (the Bank), conform to generally accepted accounting principles and to predominant practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions relating principally to unsettled transactions and events as of the balance sheet date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. Prior years' financial statements have been reclassified to conform with the current financial statement presentation.

The following is a description of the more significant policies and practices.

Principles of Consolidation


The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are accounted for under the equity method and are included in other assets in the consolidated balance sheet.

Securities


Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), which specifies the prospective accounting and reporting for all investments in debt securities and for investments in equity securities that have readily determinable fair values. Under FAS 115, debt securities that the Company has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, excluded from earnings and reported as a separate component of shareholders' equity.

Realized gains and losses on sales of securities are computed on a specific identified cost basis and are reported within other income in the consolidated statement of income. Adjustments of trading assets to fair value and gains and losses on the sale of such securities are recorded in trading revenues.

Prior to the adoption of FAS 115, securities available for sale were reported at the lower of aggregate cost or market value with any valuation adjustments reflected in income.

Loans


Loans are stated at their principal amount outstanding, net of unearned income and the net of unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans. Loans include lease financing transactions representing the aggregate of lease receivables plus estimated residual values net of unearned income. Unearned income is amortized over the lease terms by methods producing a constant rate of return on net lease assets.

Commercial loans are categorized as nonaccruing when, in the opinion of management, reasonable doubt exists with respect to collectibility of interest or principal based on certain factors including period of time past due (principally ninety days) and adequacy of collateral. At the time a loan is classified as nonaccruing, any accrued interest recorded on the loan is generally reversed and charged against income. Interest income on these loans is recognized only to the extent of cash received. In those instances where there is doubt as to collectibility of principal, any interest payments received are applied to principal. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured. Consumer loans, including residential mortgages, are charged off against the allowance for loan losses according to an established delinquency schedule.

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114), as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (FAS 118). FAS 114 considers a loan impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Restructured loans are loans for which the original contractual terms have been modified to provide for terms that are less than the Company would be willing to accept for new loans with comparable risk because of a deterioration in the borrowers' financial condition. Interest on these loans is accrued at the renegotiated rates.

Loan Fees


Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees and costs are recognized in interest income, generally by the interest method, based on the contractual terms of the loans. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other income over the period the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees and annual credit card fees are recognized as other operating income over the period the related service is performed.

Allowance for Loan Losses


The allowance for loan losses is an allowance for possible credit related losses. Additions to the allowance are made by provisions charged to current operating income. The determination of the balance of the allowance is based on many factors including credit evaluation of the loan portfolio, current economic conditions, and past loan loss experience. The allowance for loan losses includes a general component which, in management's judgment, is adequate to provide for unidentified losses in the loan portfolio.

Other Real Estate and Other Owned Assets


In situations where loans are secured by real estate or other property and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. Such properties are recorded at the lower of cost or fair value (including costs to dispose of the property) on the acquisition dates. Any part of the loan exceeding the fair value of the property at the time of transfer is charged against the loan loss allowance. Subsequent decreases in fair value and net operating results on the property are included in other operating expenses.

Mortgage Servicing Rights


Mortgage servicing rights (MSRs) include purchased mortgage servicing rights (PMSRs) and excess mortgage servicing rights (EMSRs). PMSRs represent the cost of rights acquired in a purchase of mortgage loans where a definitive plan for the sale of loans exists when the transaction was initiated or the cost to acquire the rights to service a pool of mortgages that have previously been sold. EMSRs are recognized when mortgage loans are sold with servicing retained and the net servicing fee rate exceeds the normal servicing fee. The selling price of the loans is adjusted for such excess.

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of the MSRs is periodically evaluated in relation to estimated future net servicing revenue. Write downs of MSRs are recognized when unexpected prepayments are experienced or anticipated, so that estimated future net servicing income exceeds the carrying amount. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.

Income Taxes


Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 requires an asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as the estimated future tax consequences attributable to net operating loss and tax credit carryforwards. A valuation allowance is established to reduce deferred tax assets to the amounts expected to be realized.

The Company and its subsidiaries file a consolidated federal income tax return. Taxes of each subsidiary of the Company are generally determined on the basis of filing separate returns.

Derivative Financial Instruments


Derivative financial instruments, principally interest rate swaps and forward rate agreements are utilized by the Company to manage risk pursuant to an overall asset-liability management strategy. To the extent that these risk management positions are linked to assets-liabilities that are valued on an historical cost basis, accrual or deferral based accounting is applied. As such, risk management positions are not marked to current market value, rather cash flows and/or gains and losses realized are accrued and/or amortized as an adjustment to net interest income, or to the income or expense generated by the corresponding specific asset-liability position.

Derivative financial instruments specifically linked to and utilized to offset the risk associated with securities classified as available for sale, are accounted for on the same basis as the underlying securities. The mark to market value of the derivatives are included with the fair value of the related instruments and as such become a component of the unrealized gains (losses) recorded in the shareholders' equity adjustment account.

Trading positions in derivative financial instruments utilized to offset risk associated with cash trading instruments and foreign exchange trading activity are accounted for on a mark to market (fair value) basis consistent with the accounting applied to the related activity. The mark to market adjustment, which is recorded through the use of a valuation reserve and may include an interest receivable/payable component, along with any related gains or losses realized upon liquidation of a derivative trading position, is recorded as a component of trading revenues (loss).

Derivative financial instruments entered into to facilitate the needs of customers are immediately matched off by taking corresponding and offsetting positions with other counterparties. The Company considers this activity to be a fee generating service offered to certain select customers and does not maintain unmatched positions within this portfolio. With the exception of a small spread between the pay and receive rates, representing compensation for facilitating the transaction, the periodic accrual amounts effectively offset each other. If a position becomes unmatched for any reason, it is immediately accounted for on a mark to market basis.

N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

Note 1. Significant Acquisitions


On January 1, 1995 Concord Leasing, Inc. (Concord), an indirect wholly owned subsidiary of HSBC, was merged with the Company. Concord's outstanding stock was contributed to the Company. Concord provides equipment financing through secured loan and finance lease transactions. Assets of Concord totaled $1.5 billion at December 31, 1994.

The merger transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of Concord combined with those of the Company at their historical carrying values. The Company's accompanying consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of Concord as though the merger transaction occurred as of the beginning of the earliest period presented. Previously reported information was as follows:


Year Ended December 31,                                             1994                   1993

                                                                            in millions
Net interest income, after
 provision for loan losses:
   HSBC Americas, Inc.                                           $ 759.9                $ 796.2
   Concord Leasing, Inc.                                          (145.2)                (171.4)

                                                                 $ 614.7                $ 624.8

Net income (loss):
   HSBC Americas, Inc.                                           $ 229.3                $ 173.2
   Concord Leasing, Inc.                                          (212.1)                (244.1)

                                                                 $  17.2                $ (70.9)


On January 1, 1996 Oleifera Investments, Ltd., (OIL), an indirect wholly owned subsidiary of HSBC, was transferred to the Company. OIL's outstanding stock was contributed to the Company. Assets of OIL totaling $183 million at December 31, 1995 consisted primarily of commercial loans and other real estate. The merger transaction was accounted for as a transfer of assets between companies under common control similar to the accounting followed by the Concord merger.

The following unaudited pro forma data summarizes the combined results of operations of the Company and OIL.


Year Ended December 31,                      1995                   1994                   1993

                                                             in millions
Net interest income                        $892.2                 $782.1                $ 727.4
Net interest income, after
 provision for loan losses                  718.3                  613.4                  618.9
Net income (loss)                           283.6                  (37.0)                (190.0)


The Company has reached an agreement to acquire the East River Savings Bank branch network and deposits, and selected commercial, residential and consumer loans for $93 million. The agreement calls for the Company to acquire all 11 branches, and $1.1 billion in assets and to assume $1.2 billion in deposits. The purchase transaction is subject to regulatory approvals and is expected to be consummated in the second quarter of 1996.

Note 2. Cash and Due from Banks


The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $214,338,000 in 1995 and $203,669,000 in 1994.

Note 3. Trading Assets


An analysis of trading assets, which are valued at market, follows.

December 31,                                                        1995                   1994

                                                                          in thousands
U.S. Government                                                 $ 10,394               $ 10,259
Mortgage and other asset
 backed securities                                               600,508                360,723
Other securities                                                   4,624                 30,921
Derivatives                                                        1,005                  2,397

                                                                $616,531               $404,300


The net gains (losses) resulting from trading activities are summarized by categories of financial instruments in the following table.

Year Ended December 31,                      1995                    1994                  1993

                                                             in thousands
U.S. Government                           $(2,302)              $ (6,361)              $  7,111
Mortgage and other asset
 backed securities                          5,660                (19,663)                (4,860)
Other securities                            1,171                   (854)                 9,500
Derivatives                                (2,975)                 9,369                (21,941)

Trading asset revenues (loss)               1,554                (17,509)               (10,190)
Foreign exchange revenue                    3,845                  3,625                  7,282

Trading revenues (loss)                   $ 5,399               $(13,884)              $ (2,908)


Note 4. Securities


On October 1, 1993, the Company transferred its entire available for sale portfolio having a market value of $881,354,000 to trading assets. As a result of the transfer, the adoption of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), on January 1, 1994 had no effect on the Company's financial statements.

In November 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time opportunity for companies to reassess the appropriateness of the classifications of securities under FAS 115. The Company reassessed the classifications of its securities held and during December 1995 transferred securities from held to maturity with an amortized cost of $2,491,402,000 and a fair value of $2,535,262,000 to available for sale. The redesignations were accounted for at fair value resulting in an unrealized gain net of taxes of $29,390,000 recorded in shareholders' equity. The one-time reassessment does not call into question management's ability and intent to hold securities to maturity in the future. The amortized cost and fair value of securities follows.

                                              1995                                  1994
                                         Gross       Gross
                          Amortized Unrealized  Unrealized       Fair      Amortized        Fair
December 31,                   Cost      Gains      Losses      Value           Cost       Value

                                              in thousands

Held to maturity:
  U.S. Treasury          $        -    $     -      $    - $        -     $1,064,995  $1,037,274
  U.S. Government agency          -          -           -          -        750,917     718,974
  Other debt securities           -          -           -          -        151,726     151,402

                         $        -    $     -      $    - $        -     $1,967,638  $1,907,650

Available for sale:
  U.S. Treasury          $1,682,527    $33,510      $1,353 $1,714,684     $        -  $        -
  U.S. Government agency    607,699     12,312       1,507    618,504              -           -
  Other debt securities     201,176        917          19    202,074              -           -
  Equity securities          77,212      1,356           -     78,568         80,232      80,232

                         $2,568,614    $48,095      $2,879 $2,613,830     $   80,232  $   80,232


At December 31, 1994, with regard to securities held to maturity, the Company had gross unrealized gains of $29,000, $267,000 and $722,000 and gross unrealized losses of $27,750,000, $32,210,000 and $1,046,000 related to U.S.
Treasury, U.S. Government agency and other debt securities, respectively.

Proceeds from the sale of securities available for sale during 1995 were $20,732,000 resulting in gross realized gains of $16,680,000 and gross realized losses of $4,340,000 compared with proceeds of $16,136,000 and gross realized gains of $8,935,000 and gross realized losses of $1,029,000 in 1994. The net gains realized related to equity investments classified as available
for sale during 1995 and 1994.   During 1993, proceeds from the sale of
securities totaled $1,875,322,000 resulting in gross gains and losses of $2,900,000 and $7,300,000 respectively. Substantially all interest income on securities is taxable.

The carrying and fair values of debt securities available for sale at December 31, 1995, by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The amounts reflected in the table exclude $77,212,000 amortized cost, ($78,568,000 fair value) of equity securities available for sale that do not have fixed maturities.

                                                                         Available for Sale
                                                                    Amortized               Fair
December 31, 1995                                                        Cost              Value

                                                                             in thousands
Within one year                                                    $  306,696         $  306,667
After one but within five years                                     1,452,505          1,481,682
After five but within ten years                                       516,841            519,820
After ten years                                                       215,360            227,093

                                                                   $2,491,402         $2,535,262

Note 5. Loans


Loans are presented net of unearned income of $196,399,000 and $253,980,000 at December 31, 1995 and 1994, respectively. A distribution of the loan portfolio follows. International loans include "Brady bonds" issued by the United Mexican States and the Republic of Venezuela in the refinancing of their debt obligations. These bonds had an aggregate carrying value of $353,334,000 (face value $365,600,000) and an aggregate fair value of $228,679,000, $185,907,000 and $284,729,000 at year ends 1995, 1994 and 1993, respectively. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.


December 31,                                                              1995              1994

                                                                             in thousands
Domestic:
  Commercial:
    Construction loans                                             $   315,476       $   265,306
    Mortgage loans                                                     999,207           930,794
    Loans and advances to affiliates                                   490,911           302,219
    Other business and financial                                     4,861,408         4,988,081
  Consumer:
    Residential mortgages                                            3,080,267         2,738,083
    Credit card receivables                                          1,843,660         1,655,463
    Other consumer loans                                             1,471,952         1,406,509
International                                                          740,622           627,990

                                                                   $13,803,503       $12,914,445



Residential mortgages include $121,586,000 and $21,350,000 of residential mortgages held for sale at December 31, 1995 and 1994, respectively. Other consumer loans include $397,250,000 and $406,009,000 of higher education loans also held for sale at December 31, 1995 and 1994, respectively.

At December 31, 1995 and 1994, the Company's nonaccruing loans were $380,524,000 and $855,409,000, respectively. At December 31, 1995 and 1994, the Company had commitments to lend additional funds of $10,379,000 and $9,869,000, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.


Year Ended December 31,                                               1995       1994       1993

                                                                            in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms                   $50,588    $72,691    $74,031
Interest revenue recorded on nonaccruing loans                      20,817     28,482     17,417


As a result of adopting the provisions of FAS 114, insubstance foreclosed real estate (ISORE) and insubstance foreclosed other assets are now classified as nonaccruing loans. ISORE totaling $67,000,000 and insubstance foreclosed other assets totaling $3,200,000 at December 31, 1994 have been reclassified to loans in the consolidated balance sheet to reflect consistent presentation.

The Company identified impaired loans as defined by FAS 114 totaling $321,919,000 at December 31, 1995, of which $116,661,000 had specific loan loss allowance of $61,159,000. All impaired loans are classified as nonaccruing. The average recorded investment in such impaired loans during 1995 was $415,691,000. No interest income was recognized on impaired loans during 1995.

The Company has loans outstanding to certain nonemployee directors and to certain entities in which a director is a general partner or has a 10% or more ownership. The loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of such loans does not exceed 5% of shareholders' equity at December 31, 1995 and 1994.

Note 6. Allowance for Loan Losses


An analysis of the allowance for loan losses follows.

                                                        1995             1994              1993

                                                                  in thousands
Balance at beginning of year                       $ 495,434        $ 473,346         $ 594,459
Allowance related to acquired businesses                 371            1,167                 -
Provision charged to income                          167,000          150,561            85,318
Recoveries on loans charged off                       56,133           81,118            73,388
Loans charged off                                   (241,436)        (210,758)         (279,819)

Balance at end of year                             $ 477,502        $ 495,434         $ 473,346


Note 5 provides information on impaired loans as defined by FAS 114 and the related specific loan loss allowance. The allowance did not change as a result of adopting FAS 114 and FAS 118.

Note 7. Mortgage Servicing Rights


An analysis of mortgage servicing rights (MSRs) follows.

December 31,                                                              1995              1994

                                                                             in thousands
Purchased mortgage servicing rights                                    $23,828           $30,783
Excess mortgage servicing rights                                        12,994            22,027

                                                                       $36,822           $52,810

The Company services mortgages for others. The unpaid balances of these loans were $6.5 billion, $6.9 billion and $7.3 billion at December 31, 1995, 1994, and 1993, respectively.

The MSRs at December 31, 1995 were estimated to have a market value of $65 million. The carrying value of MSRs is periodically evaluated in relation to the estimated future net servicing revenue. The evaluation of estimated future net servicing revenue is based on a discounted and disaggregated methodology incorporating prepayment speeds based on the published security dealer estimates and other assumptions. At December 31, 1995, the carrying value of both PMSRs and EMSRs was below the estimated future net servicing revenue. Amortization and writedowns related to MSRs was $17 million, $16 million and $259 million for the years 1995, 1994 and 1993, respectively.

The Company is required to adopt Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (FAS 122), effective
January 1, 1996. FAS 122 requires that a mortgage banking enterprise recognize as separate assets the rights to service mortgage loans for others, however those servicing rights are acquired. FAS 122 also introduces the concept of evaluating impairment in servicing rights based on fair value. The Company does not expect that the adoption of FAS 122 will have a material effect on its financial position or results of operation.

Note 8. Short-Term Borrowings


At December 31, 1995, the Company had unused lines of credit with HSBC aggregating $100,000,000. These lines of credit do not require compensating balance arrangements and commitment fees are not significant. Outstanding domestic commercial paper borrowings were $276,590,000 and $226,152,000 at December 31, 1995 and 1994, respectively.

Note 9. Income Taxes


Effective January 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 was allocated as follows including the deferred Federal income tax benefit of $40,000,000 reflected as the cumulative effect at January 1, 1993, of the change in accounting for income taxes.


Year Ended December 31,                                 1995             1994               1993

                                                                 in thousands
To income from operations                            $63,100         $118,200          $ 16,500
To unrealized gain on securities
 available for sale, net of taxes                     15,825                -                 -
To cumulative effective of change
 in accounting for income taxes                            -                -           (40,000)

                                                     $78,925         $118,200          $(23,500)




The components of the Company's consolidated income tax expense from operations follows:

Year Ended December 31,                                 1995             1994               1993

                                                                 in thousands

Current:
  Federal                                          $  74,816         $ 88,200          $  9,588
  State and local                                     52,284           30,000             6,804
  Foreign                                                  -                -               108

Total current                                        127,100          118,200            16,500

Deferred:
  Decrease (increase) in deferred tax assets          41,780          (22,608)           45,520
  Decrease (increase) in valuation allowance
   for deferred tax assets                          (105,780)          22,608           (45,520)

Total deferred                                       (64,000)               -                 -

Total income taxes                                 $  63,100         $118,200          $ 16,500

The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to income from operations and the statutory U.S. Federal income tax rate.


Year Ended December 31,                                 1995             1994              1993

Statutory rate                                          35.0%            35.0%            35.0%
Increase (decrease) due to:
  State, local and foreign income taxes                  9.6             14.4             (5.9)
  Change in valuation allowance for deferred tax assets (29.4)           17.8             48.2
  Adjustment to deferred tax assets and liabilities
   for enacted change in tax rate                          -                -              5.8
  Alternative minimum tax due to limitation
   of net operating loss                                   -                -            (10.2)
  Tax exempt interest income                             (.8)            (2.2)             3.0
  Adjustment to deferred tax assets and
   liabilities due to change in tax basis                2.5            (38.6)              -
  Limit on net operating loss benefit recognized           -             54.9            (87.9)
  Other items                                             .9              6.1             (5.5)

Effective income tax rate                              17.8%             87.4%           (17.5)%



The components of the net deferred tax asset are summarized below.

December 31,                                                              1995              1994

                                                                             in thousands
Deferred tax assets:
  Allowance for loan losses                                           $174,647          $207,234
  Deferred charge offs                                                  64,711            70,980
  Depreciation and amortization                                         18,523            18,249
  Accrued expenses not currently deductible                             50,644            48,061
  Federal net operating loss carryforwards                              73,500            74,935
  Accrued pension cost                                                     607            10,638
  Mortgage servicing fees                                                6,724            10,165
  Other                                                                  8,874             3,573

                                                                       398,230           443,835
  Less valuation allowance                                             235,672           341,451

    Total deferred tax assets                                          162,558           102,384

Less deferred tax liabilities:
  Lease financing income accrued                                        36,648            40,191
  Accrued income on foreign bonds                                       21,910            22,193
  Securities available for sale                                         15,825                 -

    Total deferred tax liabilities                                      74,383            62,384

    Net deferred tax asset                                            $ 88,175          $ 40,000

During 1995, gross deferred tax assets declined by $45,605,000 and deferred tax liabilities increased by $11,999,000. These changes were offset by a decrease of $105,779,000 in the valuation allowance, resulting in an increase of $48,175,000 in the net deferred tax asset. The recognition of the $88,175,000 net deferred tax asset at December 31, 1995 was based principally on the forecast that taxable income in 1996 would be sufficient to fully utilize the Federal net operating loss carryforward.

Note 10. Long-Term Debt

The following is a summary of long-term debt.

December 31,                                                                   1995         1994

                                                                               in thousands
Issued by the Company or subsidiaries other than the Bank:
  Floating rate subordinated notes due 2000  (5.94%)                       $200,000     $200,000
  Floating rate subordinated notes due 2009  (5.88%)                        124,320      124,320
  Floating rate subordinated capital notes due 1999 (6.19%)                 100,000      100,000
  8 5/8% subordinated capital notes due 1997                                125,000      125,000
  Other notes payable                                                           252          274

                                                                            549,572      549,594
Issued by Marine Midland Bank or its subsidiaries:
  Floating rate subordinated capital notes due 1996 (5.81%)                 125,000      125,000
Obligations under capital leases                                             35,178       38,510

                                                                           $709,750     $713,104

Debt issued by Marine Midland Bank or its subsidiaries excludes a floating rate note payable to the Company of $100,000,000 due 2000.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the respective issues. Interest rates on the floating notes in effect at December 31, 1995 are shown in parentheses.

At maturity, the floating rate subordinated capital notes due 1999 and the 8 5/8% subordinated capital notes due 1997 will be exchanged by the Company for capital securities of the Company, or at the Company's option, the principal amount may be paid from funds designated by the Board of Governors of the Federal Reserve System as available for the retirement or redemption of the notes.

The floating rate subordinated capital notes due 1996 issued by the Bank are to be purchased by the Company at maturity for consideration consisting of (i) cash equal to any net proceeds of the sale of capital securities, (ii) capital securities of the Company having a market value equal to the principal amount of the notes, or (iii) a combination thereof.

Scheduled maturities for the debt, excluding obligations under capital leases, over the next five years are as follows: 1996, $125,052,000; 1997, $125,057,000; 1998, $63,000; 1999, $100,069,000; and 2000, $200,011,000.
Maturities for obligations under capital leases are reported in Note 17, Commitments and Contingent Liabilities.

Note 11. Preferred Stock


A summary of preferred stock outstanding at December 31, 1995 and 1994 follows:

                                                                                    in thousands
$5.50 Cumulative preferred stock, 22,154 shares                                          $ 2,216
Adjustable rate cumulative preferred stock, 1,916,950 shares                              95,847

                                                                                         $98,063

The $5.50 cumulative preferred stock has a stated value and a liquidation value of $100 per share and is redeemable at the election of the Company at $100 per share.

The adjustable rate cumulative preferred stock has a liquidation preference of $50 per share. The dividend rate is determined quarterly and is based on a formula which considers certain short- and long-term interest rates. The dividend rate per annum for any dividend period will not be less than 6% nor greater than 12%. This stock is redeemable at the option of the Company at $50 per share.

Note 12. Common Stock


All of the common stock of the Company is owned by HSBC Holdings B.V. Common shares authorized and issued are 1,100 and 1,001, respectively, with a par value of $5.00.

Note 13. Retained Earnings


Bank dividends are a major source of funds for payment by the Company of shareholder dividends and along with interest earned on investments, cover the Company's operating expenses which consist primarily of interest on outstanding debt. The approval of the Federal Reserve Board is required if the total of all dividends declared by the Bank in any year would exceed the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends are prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured and in the process of collection. These rules currently restrict the Bank from paying dividends to the Company as of December 31, 1995.

Restrictions on the Company's ability to pay common dividends are contained in its Certificate of Incorporation. Under the covenant, the aggregate amount of all common dividends, distributions and payments declared or made after December 31, 1963 cannot exceed an amount computed under a formula set forth in the certificate. As of December 31, 1995, the amount available under the formula exceeded such payments since December 31, 1963 by $1.5 billion.

Note 14. Transactions with Principal Shareholder


The Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC.

In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and, include deposits taken and placed, short-term borrowings and interest rate contracts.

At December 31, 1995 and 1994 assets of $537,382,000 and $358,732,000, respectively, and liabilities of $1,796,463,000 and $1,731,223,000, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. In anticipation of the merger transaction described in Note 1, HSBC transferred $1 billion to the Company in December 1994. These funds were used by Concord to extinguish its debt payable to nonaffiliated parties prior to January 1, 1995. Borrowings from HSBC, included in other short-term borrowings on the balance sheet, were $745,500,000 at December 31, 1995.

Interest rate forward and futures contracts and interest rate swap contracts entered into with the HSBC Group are used primarily as an asset and liability management tool to manage interest rate risk. At December 31, 1995 and 1994 the notional value of these contracts with members of the HSBC Group were $17,302,744,000 and $15,216,960,000, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 1995 and 1994, outstanding extensions of credit secured by eligible collateral were $362,406,000 and $99,428,000, respectively.

Note 15. Employee Benefit Plans


The Company, the Bank and certain other subsidiaries maintain a noncontributory pension plan covering substantially all of their employees. Certain other HSBC subsidiaries participate in this plan. Benefits under the plan are based on age, years of service and employee's compensation during the last five years of employment. The following table sets forth the plan's funded status.


December 31,                                                                  1995         1994

                                                                              in thousands
Plan assets at fair value, primarily
 marketable securities                                                    $243,454     $173,952

Actuarial present value of benefits
 for service rendered to date:
  Vested benefits based on
   salaries to date                                                        205,514      169,209
  Additional benefits for nonvested
   participants                                                             13,308       10,356

  Accumulated benefits based on
   salaries to date                                                        218,822      179,565
  Additional benefits based on
   estimated future salary levels                                           42,185       34,513

Projected benefit obligation                                               261,007      214,078

Projected benefit obligation (in excess of)
 or less than plan assets                                                  (17,553)     (40,126)
Unrecognized net asset existing at January 1,
 1985 being amortized over 14 years                                         (4,022)      (5,363)
Unrecognized prior service cost                                              5,177        5,508
Unrecognized net loss                                                       15,478        9,041

Accrued pension liability                                                 $   (920)    $(30,940)


Assumptions used:
  Discount rate                                                               7.25%        8.25%
  Weighted average salary increase                                            4.90         5.90
  Expected long-term rate of return on assets                                 9.50         9.50


Net pension expense for 1995, 1994 and 1993 included the following components.

                                                              1995            1994         1993

                                                                       in thousands
Service cost-benefits earned during the year              $ 10,260        $ 10,323     $ 11,813
Interest cost                                               17,496          15,526       13,586
Actual return on assets                                    (38,321)          4,049      (17,522)
Net amortization and deferral                               21,545         (21,069)       4,043

Net pension expense                                       $ 10,980        $  8,829     $ 11,920


Accrued pension cost at December 31, 1995 and December 31, 1994, includes $460,000 and $545,000, respectively, and net pension expense includes $905,000 for 1995 and $696,000 for 1994 and 1993 recognized in the financial statements of other HSBC subsidiaries.

The Company maintains unfunded noncontributory health and life insurance coverage for all employees who retired from the Company and were eligible for immediate pension benefits from the Company's retirement plan. Employees retiring after January 1, 1993 will absorb a portion of the cost of these benefits. Employees hired after this same date are not eligible for these benefits. A premium cap has been established for the Company's share of retiree medical costs.


The following table sets forth the status of the plan with the amounts included in the balance sheet at December 31, 1995 and 1994.

December 31,                                                                 1995          1994

                                                                              in thousands
Accumulated postretirement benefit obligation:
  Retirees                                                               $ 45,809      $ 49,534
  Fully eligible active plan participants                                   2,345         2,792
  Other active plan participants                                           28,861        17,455

                                                                          (77,015)      (69,781)
Plan assets at fair value                                                       -             -

Funded status                                                             (77,015)      (69,781)
Unrecognized transition obligation existing at
  January 1, 1993 being amortized over 20 years                            55,200        58,447
Unrecognized net (gain) loss                                                3,348          (134)

Accrued postretirement benefit cost                                      $(18,467)     $(11,468)


Assumptions used:
  Discount rate                                                              6.75%         8.00%
  Health care cost trend rate                                               14.00         15.00



Net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components.

                                                                1995         1994          1993

                                                                     in thousands
Service cost - benefits earned during the year                $1,694      $ 1,818       $ 1,658
Interest cost on accumulated postretirement benefit
 obligation                                                    4,839        5,187         5,239
Amortization of unrecognized transition obligation             3,247        3,270         3,303

Net periodic postretirement benefit cost                      $9,780      $10,275       $10,200


For measurement purposes, the health care cost trend rate was assumed initially decreasing 1% per year to increases of 7% per year in the year 2002. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $1,124,000 and the aggregate of the interest cost and service cost components of the net periodic cost by $104,000. The amortization of the initial liability of $66,064,000 over 20 years beginning January 1, 1993 is reflected in the amortization of unrecognized transition obligation. The initial liability represented an accumulated postretirement benefit obligation of $43,987,000 for current retirees and $22,077,000 for active employees based on a weighted-average discount rate of 8.25%.

During 1994, the Company reflected the expense impact of a voluntary retirement program. Based on Statement of Financial Accounting Standards
No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits, the Company recorded $19,950,000 for specific termination benefits relating to pension payments in operating expenses. The Company also recorded an additional $393,000 expense relating to retiree health and life insurance as a result of this program.

Effective in 1994, the Company adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (FAS 112) which requires recognition of the cost of benefits provided to former or inactive employees after employment but before retirement on an accrual basis, rather than expensing such costs when paid. Since the Company was substantially in compliance with the provisions of FAS 112, the adoption of this statement had an immaterial impact on 1994 earnings.

Note 16. International Operations


International activities are defined as those conducted with non-U.S. domiciled customers. In the following table, international loans are distributed geographically primarily on the basis of the location of the head office or residence of the borrowers or, in the case of certain guaranteed loans, the guarantors. Interest bearing deposits with banks and their branches are grouped by the location of the head office of the foreign bank. Investments and acceptances are distributed on the basis of the location of the issuers or borrowers. The following tables summarize the Company's international activities.



International Assets by Geographic Distribution and Domestic Assets
December 31,                                                             1995              1994

                                                                            in millions
International:
  Europe/Middle East/Africa                                           $   702           $   690
  Asia/Pacific                                                            761               519
  Other Western Hemisphere                                                543               533
Less: allowance for loan losses                                           (28)               (2)

Total international                                                     1,978             1,740
Domestic                                                               18,541            16,958

Total domestic/international                                          $20,519           $18,698


Total international assets averaged $1,555,000,000, $1,729,000,000 and $1,924,000,000, or 8.4%, 9.6% and 10.4% of total average assets, during 1995,
1994 and 1993, respectively. Total international liabilities averaged $1,433,000,000, $1,597,000,000 and $1,800,000,000, or 8.4%, 9.6% and 10.5%
of total average liabilities, during 1995, 1994 and 1993, respectively.


Revenues and Earnings - International
                                              Income (Loss) Before Taxes     Income (Loss) Before
                        Total Operating Income and Change in Accounting      Change in Accounting

Year Ended December 31, 1995     1994      1993    1995     1994    1993      1995   1994     1993

                                                     in millions
International:
  Europe/MiddleEast/
    Africa         $   36.5  $   33.6  $   48.4  $ 10.8   $  3.2 $   5.4   $  6.2 $  2.0  $   4.7
  Asia/Pacific         46.7      37.1      33.0    27.5     11.6     8.8     15.7    7.7      7.9
  Other Western
    Hemisphere         38.9      35.6      37.8   (13.8)    10.1    10.5     (7.9)   6.7      9.3
  United States        13.0      10.7      24.9    10.1      5.3    12.4      5.8    3.5     11.0

Total international   135.1     117.0     144.1    34.6     30.2    37.1     19.8   19.9     32.9
Domestic            1,653.0   1,420.8   1,174.7   320.2    105.2  (131.5)   271.9   (2.7)  (143.8)

Total domestic/
  international    $1,788.1  $1,537.8  $1,318.8  $354.8   $135.4 $ (94.4)  $291.7 $ 17.2  $(110.9)


Interest and fee related income on international assets is distributed geographically on the same basis as the related asset. Other international operating income is distributed to the geographic area where the service or operation is performed. Included in consolidated other income are foreign currency exchange gains of $3,845,000, $3,625,000 and $7,282,000 for 1995,
1994 and 1993, respectively.

In order to arrive at income before taxes and change in accounting by geographic areas, various allocations, some of which are subjective by necessity, have been made. In addition to estimating a provision for loan losses, allocations of indirect expenses and administrative overhead are made among areas to best reflect services provided and a charge or credit is made at market rates for use of funds after consideration has been given for the use of capital. Taxes are estimated for international operations and are allocated geographically in proportion to income before taxes.

Note 17. Commitments and Contingent Liabilities


At December 31, 1995 securities, loans and other assets carried in the consolidated balance sheets at $1,198,480,000 were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.

The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment. Certain leases contain renewal options and escalation clauses. Minimum future rental commitments on leases in effect at December 3l, l995 were:


                                                                       Capital         Operating
                                                                        Leases            Leases

                                                                             in thousands
1996                                                                  $  7,549          $ 22,858
1997                                                                     7,398            21,359
1998                                                                     6,546            19,798
1999                                                                     6,504            18,151
2000                                                                     6,408            16,410
Later years                                                             72,774            45,805

Total minimum lease payments                                           107,179          $144,381
Less: executory costs                                                   39,314

Net minimum obligation                                                  67,865
Less: amount representing interest                                      32,687

Present value of net minimum lease payments at December 31, 1995      $ 35,178


Operating expenses include rental expense, net of sublease rentals, of $36,608,000, $33,832,000 and $42,301,000 in 1995, 1994 and 1993, respectively.

The Company and its subsidiaries are defendants in a number of legal proceedings arising out of, and incidental to, their businesses. Management of the Company, based on its review with counsel of the development of these matters to date, is of the opinion that the ultimate resolution of these pending proceedings will not have a material adverse effect on the business or financial position of the Company.

Note 18. Financial Instruments With Off-Balance Sheet Risk


The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to realize profits. The contract or notional amount of those instruments expresses the extent of involvement the Company has in particular classes of financial instruments. These financial instruments involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the consolidated balance sheet. Credit risk represents the possibility of loss resulting from the failure of another party to perform in accordance with the terms of a contract. The Company uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Market risk represents the exposure to future loss resulting from the decrease in value of an on- or off-balance sheet financial instrument caused by changes in interest rates. Market risk is a function of the type of financial instrument involved, transaction volume, tenor and terms of the agreement and the overall interest rate environment. The Company controls market risk by managing the mix of the aggregate financial instrument portfolio and by entering into offsetting positions.

A summary of the significant financial instruments with off-balance sheet risk follows.

December 31,                                                                    1995        1994

                                                                                  in millions
Financial instruments whose contract amounts represent the associated risk:
   Standby letters of credit and financial guarantees
      Guarantees for certain debt obligations of borrowers
        State and municipal                                                   $   385    $ 1,236
        Industrial revenue                                                        285        335
        Other, primarily corporate                                                 35        181
      Other                                                                       412        384
   Other letters of credit                                                        215        144
   Commitments to extend credit                                                 4,711      4,791
Financial instruments whose notional or contract amounts do not represent the associated risk:
   Interest rate swaps                                                         13,398     12,817
   Forward rate agreements                                                      3,540      2,105
   Futures contracts                                                              100      1,016
   Interest rate caps and floors                                                  527        442
   Foreign exchange contracts                                                     165        221


For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Management does not anticipate any material losses as a result of these transactions.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing transactions at current interest and exchange rates. Based on this measurement, $118,293,000 was at risk at December 31, 1995. See Note 19 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. The Company generally does not require collateral or other security to support these financial instruments.

Standby letters of credit and guarantees have been reduced by $56,567,000 and $44,966,000 at December 31, 1995 and 1994, respectively, which represent the amounts participated to other institutions. Maturities of guarantees for certain debt obligations of borrowers range from 1996 to 2015. Fees received are generally recognized as revenue over the life of the guarantee.

Foreign exchange contracts represent the gross amount of contracts to purchase and sell foreign currencies, and do not consider the extent to which offsets may exist.

Note 19. Derivative Financial Instruments


As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative products to manage its overall interest rate risk by reducing the risk associated with changes in the income stream of certain on-balance sheet assets. The Company also maintains various derivatives in its trading and available for sale securities portfolio to offset risk associated with changes in market value of the related assets, and to satisfy the foreign currency requirements of customers.

The derivative instrument portfolios are actively managed in response to changes in overall and specific balance sheet positions, cash requirements, expectations of future interest rates, market environments and business strategies. Associated credit risk is controlled through the establishment and monitoring of approved limits in derivative positions. Credit risk is also mitigated by the fact that almost all derivative contracts are executed with members of the HSBC group, and such contracts are subject to enforceable master netting agreements.

The following table summarizes the risk management and trading positions of derivative contracts.

                                                               Notional             Fair Value
December 31,                                                1995       1994        1995     1994

                                                                         in millions
Risk management positions
  Interest rate swaps                                    $12,691    $11,638       $(12)   $(104)
  Forward rate agreements                                  3,540      2,105          1        1
  Interest rate caps and floors                              527        442          -        -
Trading positions
  Interest rate swaps                                        707      1,180         (1)      (3)
  Futures contracts                                          100      1,016          -        1
  Foreign exchange contracts                                 165        221          -        1


Risk management activities - Through the normal course of operations, the Company is subject to the risk of interest rate fluctuations to the extent that interest earning assets and interest bearing liabilities mature or reprice at different times or by differing amounts. The Company's risk management activities are designed to optimize net interest income within ranges of interest rate risk that management considers acceptable. Currently, the Company conducts its risk management activities within the context of an asset-sensitive balance sheet position. This asset-sensitive position, while improving net interest margin when interest rates rise and assets are repricing to higher rates in advance of liabilities, negatively impacts margin when interest rates are falling. At December 31, 1995, interest rate swaps included pay variable/receive fixed positions of $6,122,000,000, pay fixed/receive variable positions of $5,699,000,000 and pay variable/receive variable positions of $870,000,000.

The Company uses interest rate swaps and forward rate agreements in its risk management activities which are linked as hedges of various on-balance sheet assets. As net interest margins decrease as a result of decreases in interest rates, cash flows from the derivative contracts will increase to replace a portion of the lost margins. Conversely, as net interest margins improve as interest rates rise, amounts due under the derivative contracts increase to dampen the positive effect of rate increases.

Interest rate risk is measured through a combination of various simulation modeling techniques and repricing analyses.

The following represents a maturity analysis of risk management derivative contracts outstanding at December 31, 1995.

December 31,                        1996      1997       1998    1999    2000     2001-    Total
                                                                                  2004

                                                          in millions
Interest rate swaps               $9,345    $1,843       $658    $165    $232      $448  $12,691
Forward rate agreements            2,885       655          -       -       -         -    3,540
Interest rate caps and floors         48        23          -       -     156       300      527


At December 31, 1995, derivative contracts with a notional value of $9,410,000,000 and unrecognized fair value loss of $2,847,000 were being effectively utilized to hedge interest rate risk associated with certain residential mortgage assets. In addition, $6,531,000,000 in notional value contracts, with an unrecognized loss of $2,613,000 were being utilized to hedge interest rate risk associated with certain commercial loan assets. The Company also has $155,750,000 in notional value contracts with an unrecognized fair value gain of $857,000 being utilized to hedge risk associated with mortgage servicing rights. Further $135,818,000 in notional value contracts with an unrecognized fair value gain of $17,000 were entered into to facilitate the needs of certain customers and $525,300,000 in notional value of derivative contracts with a fair value loss of $6,066,000 are specifically linked to securities reported as available for sale.

For those assets reported on an historical cost basis, risk management positions are not marked to current market value, rather, cash flows and/or gains and losses realized are accrued and/or amortized as an adjustment to the interest income generated by the corresponding specific asset position.

For investment securities reported as available for sale, the mark to market of the related derivative contacts are considered a component of the fair value of the securities they are linked to for purposes of determining the adjustment to shareholders' equity that results pursuant to the valuation of these instruments.

Trading activities - The Company deploys excess liquidity by maintaining active trading positions in a variety of highly-liquid debt instruments including U.S. Government obligations, non-high risk mortgage and asset-backed and other securities for the purpose of generating income. The trading portfolio is managed to realize profits from short-term price movements associated with holding high credit quality securities and associated off-balance sheet derivative instruments.

The majority of derivative instruments held in the trading portfolio are utilized to hedge market and interest rate risk associated with the on-balance sheet cash instruments they are linked to. That is, changes in value of cash instruments are effectively offset by changes in value of the related derivative to the extent the on-balance sheet positions are hedged. The Company had no speculative derivative positions at December 31, 1995.

The Company's derivative trading positions, which are currently limited to interest rate swaps, exchange traded forwards, futures and open foreign exchange contracts, are subject to interest rate risk, maturity and credit exposure limits. Stop loss limits have been imposed on all trading positions, including derivatives, to mitigate exposure to price movements.


Net revenues, by instrument type, associated with trading activities during 1995 and 1994 follows:


Net Gains/(Losses)                                                        1995              1994

                                                                               in millions
Interest rate swaps                                                     $   -               $2.5
Forward rate agreements                                                     -                 .3
Futures contracts                                                        (3.0)               6.6
Foreign exchange contracts                                                3.8                3.6



Derivative trading positions are marked to market with gains and losses recorded as a component of net trading revenues. Generally, as individual trading assets are sold, the corresponding derivative positions are liquidated and gains and losses realized.


The following summarizes by instrument type, the year-end and average fair values of derivative trading positions.

                                                                              Fair Value
December 31, 1995                                                     Year-end           Average

                                                                             in millions
Interest rate swaps
  Assets                                                                $ 4.5             $ 5.9
  Liabilities                                                            (5.4)             (7.6)
Futures contracts
  Assets                                                                    -                .1
  Liabilities                                                             (.1)              (.2)
Foreign exchange contracts
  Assets                                                                  2.5               3.8
  Liabilities                                                            (2.5)             (3.7)


Foreign exchange trading activities - The Company maintains open positions in various foreign exchange contracts, principally to accommodate customer demands for specific currencies. Foreign currencies are purchased and sold on a spot basis, with settlement occurring within a two day period. Addition-ally, certain forward purchase and sale agreements are entered into in order to match customer requests with settlement requirements associated with foreign markets. The Company also maintains a limited number of open positions.


The following summarizes the foreign currency trading contracts outstanding.

                                                                      Notional              Fair
December 31, 1995                                                       Amount             Value

                                                                              in millions
Spot contracts                                                            $  6               $ -
Forward contracts                                                          157                 -
Option contracts                                                             2                 -


Approximately 75% of the contracts outstanding are denominated in major currencies. All open foreign exchange contracts are marked to market on a daily basis with gains and losses recorded as a component of net trading revenues.

Relating to certain contracts, the Company records unrealized gains as assets and unrealized losses as liabilities on the balance sheet. Offsetting of unrealized gains and losses is recognized for multiple contracts executed with the same counterparty if a valid right and intent to set off exists. The majority of the Company's arrangements are subject to legally enforceable master netting agreements with affiliated companies which provide for the right of set off.

Note 20. Concentrations of Credit Risk


The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. Although the Company actively participates in lending activity throughout the United States and on a limited basis abroad, credit risk is concentrated in the Northeastern United States. The ability of individual borrowers to repay is linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets.

In general, the Company controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process.


The following table summarizes the Company's significant concentrations of credit risk at December 31, 1995.

                                                                                     Off-Balance
                                                                    On-Balance             Sheet
                                                                         Sheet       Commitments

                                                                              in millions

Consumer:
  Installment, credit card loans and leases                             $3,316            $6,475
  Residential mortgages                                                  3,080               420
Real estate - commercial construction and mortgage loans                 1,315               136


It is the Company's policy to require collateral in support of on- and off-balance sheet transactions, when it is deemed appropriate. Varying degrees and types of collateral are secured dependent upon management's credit evaluation.

Note 21. Fair Value of Financial Instruments


The following disclosures represent the Company's best estimate of the fair value of on- and off-balance sheet financial instruments, determined on a basis consistent with the requirements as outlined in Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (FAS
107). To the extent possible, these values have been determined by reference to current market quotations. In those instances where market quotes are not available, fair values have been estimated by management based upon quoted prices for financial instruments with similar characteristics or on reasonable valuation techniques such as present value analyses using appropriate discount rates and adjustments for associated credit risk. The Company has employed the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to do so.

Financial instruments with carrying value equal to fair value - The carrying value of certain financial assets including cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, and customers' acceptance liability and certain financial liabilities including short-term borrowings, interest, taxes and other liabilities and acceptances outstanding, as a result of their short-term nature, carrying value is considered to be equal to fair value.

Securities and trading assets - For securities, fair value has been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

Loans - The fair value of the performing loan portfolio has been determined principally based upon a discounted analysis of the anticipated cash flows, adjusted for expected credit losses. The loans have been grouped to the extent possible, into homogeneous pools, segregated by maturity and the weighted average maturity and average coupon rate of the loans within each pool calculated. Depending upon the type of loan involved, maturity assumptions have been based on either contractual or expected maturity.

Pursuant to the valuation methodology, credit risk has been factored into the present value analysis of cash flows associated with each loan type, by allocating the allowance for credit losses. The allocated portion of the allowance, adjusted by a present value factor based upon the timing of expected losses, has been deducted from the gross cash flows prior to performing the present value calculation.

As a result of the allocation of the allowance to adjust the anticipated cash flows for credit risk, a published interest rate that equates as closely as possible to a "risk-free" or "low-risk" loan has been selected for the purpose of discounting the commercial loan portfolio, adjusted for a liquidity factor where appropriate.

Consumer loans have been discounted at the estimated rate of return an investor would demand for the product, without regard to credit risk. This rate has been formulated based upon reference to current market rates. The fair value of the residential mortgage portfolio has been determined by reference to quoted market prices for loans with similar characteristics and maturities.

The portion of the allowance attributable to nonperforming loans has been deducted from carrying value to arrive at an estimate of fair value for nonperforming loans.

Intangible assets - The Company has elected not to specifically disclose the fair value of certain intangible assets. In addition, the Company has not estimated the fair value of unrecorded intangible assets associated with its own portfolio of core deposits and credit card receivables. The fair value of the Company's intangibles is believed to be significant.

Deposits - The fair value of demand, savings and certain money market deposits is equal to the amount payable on demand at the reporting date. For other types of deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-term debt - Fair value has been estimated based upon interest rates currently available to the Company for borrowings with similar characteristics and maturities.

The following, which is provided for disclosure purposes only, provides a comparison of the carrying value and fair value of the Company's on-balance sheet financial instruments. Fair values have been determined on a basis consistent with the requirements of FAS 107 and do not necessarily represent the amount that would be realized upon their liquidation.

                                                          1995                        1994
                                                  Carrying       Fair         Carrying      Fair
December 31,                                         Value      Value            Value     Value

                                                                     in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                            $ 3,421    $ 3,421          $ 3,033   $ 3,033
  Trading assets                                      618        618              407       407
    Related derivatives                                (1)        (1)              (3)       (3)
  Securities                                        2,620      2,620            2,048     1,988
    Related derivatives                                (6)        (6)               -         -
  Loans, net of allowance for
   loan losses                                     13,416     13,565           12,439    12,176
    Related derivatives                                39         (6)               -         -
Financial liabilities:
  Instruments with carrying value
   equal to fair value                              2,813      2,813            2,696     2,696
  Deposits:
   Without fixed maturities                        10,668     10,668            9,319     9,319
   Fixed maturities                                 4,663      4,638            4,465     4,383
  Long-term debt                                      710        725              713       718


The above table excludes $155,750,000 notional value interest rate floors with a fair value of $857,000 associated with mortgage servicing rights and $135,818,000 of notional value customer facilitation interest rate swaps with a fair value of $17,000 which are outside of the scope required in this footnote.

The amounts reported for 1995 include the carrying value and fair value of derivatives used for asset-liability management activities. Derivatives associated with loans are hedging interest rate risk on certain variable rate commercial loans and fixed rate residential mortgage assets. The fair value of the related derivatives hedging the market value of securities available for sale is included in determining the net unrealized gain on securities reported as a separate component of shareholders' equity.

In 1994, the Company did not disclose the linkage between on-balance sheet assets carried at historical cost and the related derivative contracts even though these contracts were effectively hedging the associated interest rate risk. The carrying value of derivatives used for asset-liability management was included in other assets and other liabilities.

The fair value of derivative financial instruments is disclosed in Note 19, Derivative Financial Instruments.

The notional amount of off-balance sheet commitments to extend credit, standby letters of credit and financial guarantees, is considered equal to fair value. Due to the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the notional value of the commitment. Further detail with respect to off-balance sheet financial instruments is provided in Note 18, Financial Instruments With Off-Balance Sheet Risk.


Note 22. Financial Statements of HSBC Americas, Inc. (parent)


Condensed financial statements of HSBC Americas, Inc., the parent company only follow.

Balance Sheet
December 31,                                                              1995              1994

Assets:                                                                      in thousands
Cash and due from banks                                             $      389        $      466
Interest bearing deposits with banking subsidiary                    1,278,400         1,465,200
Securities available for sale                                           34,810            35,459
Loans (net of allowance for loan losses of $128
 and $228)                                                              77,915           127,818
Receivable from subsidiaries                                           105,456           112,911
Investment in subsidiaries at amount of their
 net assets:
    Banking                                                          1,645,364         1,454,804
    Other                                                               34,336            30,288
Other assets                                                            76,089            62,837

Total assets                                                        $3,252,759        $3,289,783

Liabilities:
Interest, taxes and other liabilities                               $   16,155        $   14,322
Short-term borrowings                                                1,022,090         1,226,152
Long-term debt                                                         549,320           549,320

Total liabilities                                                    1,587,565         1,789,794
Shareholders' equity*                                                1,665,194         1,499,989

Total liabilities and shareholders' equity                          $3,252,759        $3,289,783


* See Consolidated Statement of Changes in Shareholders' Equity, page 35.


Statement of Income
Year Ended December 31,                                 1995             1994              1993

                                                                  in thousands
Income:
  Dividends from bank subsidiaries                  $      -        $ 150,000         $       -
  Dividends from other subsidiaries                      661           30,500             1,350
  Interest from subsidiaries                          49,150           22,490            16,103
  Other interest income                                8,354           10,461             8,406
  Securities transactions                             12,335            7,853            11,010
  Other income                                            (5)           9,618             3,780

Total income                                          70,495          230,922            40,649

Expenses:
  Interest (including $4, $5,187
   and $6,822 paid to subsidiaries)                   64,595           47,638            43,620
  Other expenses                                       5,046            4,624             2,415

Total expenses                                        69,641           52,262            46,035

Income (loss) before taxes, cumulative
 effect of change in accounting
 principle and equity in undistributed
 income (loss) of subsidiaries                           854          178,660            (5,386)
Income taxes (benefit)                                 1,631             (118)            5,430

Income (loss) before cumulative effect
 of change in accounting principle
 and equity in undistributed income (loss)
 of subsidiaries                                        (777)         178,778           (10,816)
Equity in undistributed income (loss)
 of subsidiaries before cumulative effect
 of change in accounting principle                   292,464         (161,621)         (100,047)

Income (loss) before cumulative effect
 of change in accounting principle                   291,687           17,157          (110,863)
Cumulative effect of change in
 accounting principle                                      -                -            40,000

Net income (loss)                                   $291,687        $  17,157         $ (70,863)

Statement of Cash Flows
Year Ended December 31,                                     1995            1994            1993

                                                                     in thousands
Cash flows from operating activities:
  Net income (loss)                                    $ 291,687     $    17,157      $ (70,863)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                          3,012           3,035            578
    Net change in other accrued accounts                     496          (6,901)        41,576
    Undistributed (income) loss of subsidiaries         (292,464)        161,621         60,047
    Other, net                                            (9,146)        (31,135)       (19,387)

      Net cash provided (used) by
       operating activities                               (6,415)        143,777         11,951

Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                                   186,800      (1,082,866)       (24,000)
  Purchases of securities                                 (8,881)           (350)       (42,220)
  Sales of securities                                     23,185          13,458         67,334
  Net change in other short-term loans                    50,000               -        (50,000)
  Principal collected on long-term loans                   9,554         579,708        438,789
  Long-term loans made to customers                       (3,139)       (553,620)      (380,916)
  Investment in banking subsidiary                       125,000        (150,000)      (200,000)
  Investment in nonbanking subsidiary                        395          15,150        (27,503)
  Proceeds from transfer of affiliate
   to parent                                                 145          40,105              -
  Other, net                                             (16,787)         27,721         13,199

      Net cash provided (used) by
       investing activities                              366,272      (1,110,694)      (205,317)

Cash flows from financing activities:
  Net change in short-term borrowings                   (204,062)      1,045,208         (8,528)
  Repayment of long-term debt                                  -        (122,000)             -
  Capital contributions from parent                            -         150,000        200,000
  Dividends paid                                        (155,872)       (105,873)        (5,873)

      Net cash provided (used) by
       financing activities                             (359,934)        967,335        185,599

Net change in cash and due from banks                        (77)            418         (7,767)
Cash and due from banks at beginning of year                 466              48          7,815

Cash and due from banks at end of year                 $     389      $      466      $      48


Supplementary data
  Interest paid                                        $  66,850      $   45,901      $  43,641
  Taxes paid                                              21,687          10,772            940


The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends by the Bank to the Company (see Note 13). Restricted net assets of consolidated subsidiaries were $1,645,364,000 at December 31, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 1995.


P A R T  III

Item 10. Directors and Executive Officers of the Registrant


Directors
Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. The information includes principal occupation, age, the year first elected a director of the Company, and other directorships. There are no family relationships among the directors.

John R. H. Bond, age 54, Group Chief Executive Officer of HSBC since 1993. Formerly President and Chief Executive Officer of the Company and the Bank since 1991. Previously Executive Director Banking, HongkongBank from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Mr. Bond is Chairman of Hongkong Bank of Canada and a director of HSBC, Hang Seng Bank Limited, HongkongBank, Midland Bank plc, British Steel plc, the London Stock Exchange, Saudi British Bank, Eurorail CTRL Limited and VISA International. Elected in 1987.

James H. Cleave, age 53, President and Chief Executive Officer of the Company and the Bank since 1992. Formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of Hongkong Bank of Canada since 1987. Mr. Cleave is also a director of Hongkong Bank of Canada, HSBC Markets, Inc., HSBC Holdings B.V., and Wells Fargo HSBC Trade Bank, N.A., and he is a member of the Executive Committee of HSBC. Elected in 1991.

William R. P. Dalton, age 52, President and Chief Executive Officer of Hongkong Bank of Canada since 1992 and a director since 1987. Appointed Chief Operating Officer Hongkong Bank of Canada in 1987. Joined the HSBC Group in 1980 as an officer of Wardley Canada Limited, which converted to the Hongkong Bank of Canada in 1981. Elected January 1, 1996.

Northrup R. Knox, age 67, Chairman of the Company and the Bank since 1988. Formerly President, Niagara Frontier Hockey Corporation, professional hockey team. Mr. Knox is a director of HSBC. He is President and a director of The Seymour H. Knox Foundation, Inc. and Vice President of The Buffalo Fine Arts Academy. Elected in 1973.

Sir William Purves, age 64, Chairman, HSBC. Formerly Chairman and Chief Executive Officer, HSBC, from 1990 to 1992. Formerly, Chairman and Chief Executive Officer, Deputy Chairman, Executive Director Banking and General
Manager International, HongkongBank.   Sir Purves is Chairman of The British
Bank of the Middle East and Midland Bank plc. He is a director of HongkongBank, The "Shell" Transport and Trading Company, plc. and The East Asiatic Company Ltd. Elected in 1984.

Directors' Compensation


Directors who are employees of the Company, HSBC or other group affiliates do not receive any compensation for their services as Company directors. As nonexecutive Chairman of the Company and the Bank, Mr. Knox, the only nonemployee director of the Company, receives an annual fee of $50,000 in lieu of the current nonemployee $20,000 annual retainer and attendance fees. The Company has standard arrangements pursuant to which a nonemployee director may defer all or part of their fees.

The Directors' Retirement Plan covers nonemployee directors of the Company, except those serving as directors at the request of HSBC. Mr. Knox is currently the only director participating in this Plan. Upon retirement from the Board, Mr. Knox will receive benefit payments for a period of ten years. Mr. Knox's annual benefit will be 100 percent of the annual retainer for nonemployee directors that is in effect at the last Board meeting attended. The retirement benefit for Mr. Knox is fully vested and will be paid out over the ten year period to his beneficiary in the event of death before benefit payments commence, and for the balance of the period if death occurs after retirement. The Plan is unfunded and payment will be made out of the general funds of the Company or the Bank.

Executive Officers


The table below shows the names and ages of all executive officers of the Company and the positions held by them as of February 29, 1996 and the dates when elected an executive officer of the Company or the Bank.


                                                Year
Name                                 Age     Elected     Present Position with the Company

James H. Cleave                       53        1992     President and Chief Executive Officer
Colin Bamford                         53        1995     Senior Executive Vice President
Kerry B. Alberti                      51        1993     Executive Vice President,
                                                           Investment Services
K. Stewart Armstrong                  51        1994     Executive Vice President &
                                                           Group Audit Executive, USA
Robert M. Butcher                     52        1988     Executive Vice President &
                                                           Chief Financial Officer
Robert B. Engel                       42        1994     Executive Vice President &
                                                           Chief Credit Officer
Philip S. Toohey                      52        1990     Legal Advisor, Americas and Secretary
Gerald A. Ronning                     48        1991     Executive Vice President & Controller


James H. Cleave joined the Bank and the Company as Executive Director in 1992. Mr. Cleave had been Director, President and CEO of Hongkong Bank of Canada since 1987 and a director of the Company since 1991.

Colin Bamford joined the Company as Senior Executive Vice President in November 1995. Mr. Bamford had been Chief Executive Officer, HongkongBank Japan since 1990.

Kerry B. Alberti joined the Bank and the Company as Senior Executive Vice President, Investment Services in 1993. Mr. Alberti had been Managing Director, Midland Financial Services, Midland Bank plc and an employee of Midland Bank since 1988.

K. Stewart Armstrong joined the Bank and the Company as Executive Vice President and Group Audit Executive, USA in 1994. Mr. Armstrong had been Vice President and Chief Auditor of Hongkong Bank of Canada since 1988.

Gerald A. Ronning joined the Bank and the Company as Executive Vice President & Controller in 1991. Mr. Ronning had been Senior Vice President, Chief Financial Officer and Corporate Controller, Goldome.

All other executive officers have served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.

Item 11. Executive Compensation



The following table sets forth information as to the compensation earned through December 31, 1995 by James H. Cleave, President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank. Three executive officers have been seconded to the Bank by HSBC, which pays their salary and other benefits pursuant to arrangements applicable to international HSBC officers. The three officers are: I.M. Burnett, Chief Operating Officer; John A.D. Hamilton, Executive Vice President, Information Technology; and Eric W. Gill, Executive Vice President and Regional President, Central Region. The Bank reimbursed HSBC for the salary and certain benefits paid to these officers and that reimbursement amounted to $1,731,730.


Summary Compensation Table


                                             Annual Compensation              Long Term          All
Name and                                                                      Incentive        Other
Principal Position                    Year     Salary      Bonus      Other     Payouts Compensation

James H. Cleave                       1995   $660,000   $550,000   $178,319    $      -     $ 24,000
  President and                       1994    600,000    500,000    145,891           -       18,000
  Chief Executive Officer             1993    550,000    450,000    179,091           -       21,434
Robert M. Butcher                     1995    295,042    127,000      9,629           -        5,926
  Executive Vice President &          1994    287,981    126,875      9,442           -        5,719
  Chief Financial Officer             1993    280,481    123,600      9,847      34,750        9,434
Kerry B. Alberti                      1995    263,362     72,775      3,982           -        9,120
  Executive Vice President,           1994    260,000     81,900      5,181           -        9,120
  Investment Services                 1993    115,996     49,000      1,755           -       34,765
Peter B. Davidson                     1995    209,288     90,050      6,096           -        6,000
  Executive Vice President,           1994    204,385     75,725      5,910           -       86,473
  Consumer Finance, of the Bank       1993     92,308     87,500      2,620           -       88,353
Philip S. Toohey                      1995    199,490     79,650      9,629           -        6,600
  Legal Advisor, Americas and         1994    190,304     60,000      9,442           -        6,600
  Secretary                           1993    184,165     58,000      9,610       6,000        7,367


Other Annual Compensation for Mr. Cleave includes $109,917, $115,802 and $125,492 for 1995, 1994 and 1993, respectively, received for housing allowance together with miscellaneous other benefit payments. Other Annual Compensation for the other named executives includes health and insurance benefits.

Amounts reported as All Other Compensation for 1995 include the Company's contributions to its 401(K) plan and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the company matching contributions under the 401(K) plan, salary deferrals are increased by four percent, which is the maximum matching contribution available under the 401(K) plan. HSBC secondees to the Company do not participate in these benefit plans. Reimbursed moving expenses are included in All Other Compensation for Mr. Alberti in 1993 and for Mr. Davidson in 1994 and 1993.

HSBC has granted options on HSBC common stock to the named executives.
Options were granted on March 7, 1995, exercisable beginning March 7, 1998 and expiring March 7, 2005.

The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the Company's retirement plans which cover most officers and employees on a non-contributory basis. The amounts shown are before application of social security reductions. Years of service credited for benefit purposes is limited to 30 years in the aggregate.


Five-Year Average   Estimated Annual Retirement Benefits for Representative Years of Credited Service
  Compensation                   15             20             25              30             35

   $125,000                $ 37,063       $ 49,563       $ 62,063        $ 74,563       $ 74,875
    150,000                  44,475         59,475         74,475          89,475         89,850
    175,000                  51,888         69,388         86,888         104,388        104,825
    200,000                  59,300         79,300         99,300         119,300        119,800
    225,000                  66,713         89,213        111,713         134,213        134,775
    250,000                  74,125         99,125        124,125         149,125        149,750
    300,000                  88,950        118,950        148,950         178,950        179,700
    350,000                 103,775        138,775        173,775         208,775        209,650
    400,000                 118,600        158,600        198,600         238,600        239,600
    450,000                 133,425        178,425        223,425         268,425        269,550
    500,000                 148,250        198,250        248,250         298,250        299,500
    600,000                 177,900        237,900        297,900         357,900        359,400


The Pension Plan is a non-contributory defined benefit pension plan under which the Bank and other participating subsidiaries of the Company make contributions in actuarially determined amounts. Compensation covered by the Pension Plan includes regular basic earnings (including salary reduction contributions to the 401(K) plan) and general staff bonuses, but not other incentive awards, bonuses, special payments or deferred salary. The Company maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Pension Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of the Bank or other participating subsidiaries. The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 1995, the individuals listed in the Summary Compensation Table have total years of credited service in determining benefits payable under the plans as follows: Mr. Cleave, 7.2; Mr. Butcher, 13.7; Mr. Alberti, 10.0; Mr. Davidson, 4.8; and Mr. Toohey, 14.5. HSBC secondees to the Company do not participate in the retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management


Principal Holder of Securities
The Company is 100 percent owned by HSBC Holdings B.V. HSBC Holdings B.V. is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Purves, Bond and Knox are directors of HSBC. Messrs. Purves and Bond are officers of HSBC.

None of the directors or executive officers owned any of the Company's common or preferred stock at December 31, 1995.

Item 13. Certain Relationships and Related Transactions


Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 1995. Similar transactions in the ordinary course of business may be expected to take place in the future.

All loans to executive officers and directors and members of their immediate families and to HSBC and its affiliates were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

P A R T  I V

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


A


1. and 2. Financial Statements and Schedules
    The following financial statements and schedules of the Company and its subsidiaries are included in Item 8:
      Report of Independent Auditors
      HSBC Americas, Inc.:
         Consolidated Balance Sheet
         Consolidated Statement of Income
         Consolidated Statement of Changes in Shareholders' Equity Consolidated Statement of Cash Flows
      Marine Midland Bank:
         Consolidated Balance Sheet
      Summary of Significant Accounting Policies
      Notes to Financial Statements

3.  Exhibits
     3   a Registrant's Restated Certificate of Incorporation and Amendments
           Thereto
         b Registrant's By-Laws, as Amended to Date
     4   Instruments Defining the Rights of Security Holders, Including
         Indentures
         Registrant has previously filed with the Commission as Exhibits to various registration statements all Indentures and other Instruments Defining the Rights of Security Holders
    22   Subsidiaries of the Registrant
         The Company's only significant subsidiary, as defined, is Marine Midland Bank, a state bank organized under the laws of New York State.


B


Reports on Form 8-K
A Current Report on Form 8-K dated October 2, 1995, was filed with the Securities and Exchange Commission on October 2, 1995, reporting that the Company had changed its name from Marine Midland Banks, Inc. to HSBC Americas, Inc.

S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC Americas, Inc.
Registrant




/s/ Philip S. Toohey
Philip S. Toohey
Legal Advisor, Americas
and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 29, 1996 by the following persons on behalf of the Registrant and in the capacities indicated:



/s/ Robert M. Butcher
Robert M. Butcher
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)



/s/ Gerald A. Ronning
Gerald A. Ronning
Executive Vice President &
Controller
(Principal Accounting Officer)






Northrup R. Knox*
Chairman of the Board
James H. Cleave*
Director, President & Chief Executive Officer
John R. H. Bond* Director
William R. P. Dalton* Director
William Purves* Director







* /s/ Philip S. Toohey
Philip S. Toohey
Attorney-in-fact

              RESTATED CERTIFICATE OF INCORPORATION

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

          Third: The nature of the business and the objects and purposes proposed to be transacted, promoted and carried on, are to do any or all of the things herein mentioned as fully and to the same extent as natural persons might or could do in any part of the world as set forth below. (Wherever used in this Article Third, the expression "evidence of indebtedness" or "evidences of indebtedness" shall mean and include, without limiting its generality, any and all bonds, debentures, notes, coupons, mortgages, commercial paper and/or any other instruments evidencing indebtedness, however created, issued or granted and whether fully paid or subject to further payments; and the expression "certificate of interest," or "certificates of interest" shall mean and include, without limiting its
74
generality, any and all certificates or shares of stock, scrip, interim receipts, participation certificates, voting trust certificates, subscription warrants, option warrants and/or any other instruments evidencing interest in share capital or other property, however created, issued or granted and whether fully paid or subject to further payments.)

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

               (3)  To endorse or guarantee the payment of
          principal and/or interest or dividends upon, and to guarantee the performance of sinking fund or other obligations of, any evidences of indebtedness or certificates of interest, and to guarantee the performance of any of the contracts or other undertakings in which the corporation may otherwise be or become interested, of any corporation, association, partnership, firm, trustee, syndicate, individual, government, state, municipality or other political or governmental division or subdivision, domestic or foreign, in so far as may be permitted by law to a corporation of this character.
75
               (4) To enter into, make, perform and carry out or cancel and rescind contracts relating to or underwritings of evidences of indebtedness or certificates of interest, of any corporation, association, partnership, firm, trustee, syndicate, individual, government, state, municipality or other political or governmental division or subdivision, domestic or foreign, or of any combination, organization, or entity, domestic or foreign, and to act as manager of any underwriting or purchasing or selling syndicate.

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

               (10) To purchase, manufacture, acquire, hold, own, mortgage, pledge, lease, sell, assign and transfer, and to invest, trade, deal in and with goods, wares, merchandise, patents, trade-marks, rights, privileges, franchises, grants and property of every kind and description; to carry on any of the above businesses or any other business connected therewith,
76
          wherever the same may be permitted by law, and to the same extent as the laws of this State will permit and as fully and with all the powers that the laws of this State confer upon corporations and organizations under the General Corporation Law of the State of Delaware.

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

          Fourth: The total number of shares of all classes of stock which the Corporation shall have authority to issue is ten million, fifty thousand, two hundred, fifty-eight (10,050,258)
77
shares of which forty-nine thousand, one hundred, fifty-eight (49,158) shares without par value are to be of a class designated Cumulative Preferred Stock, ten million (10,000,000) shares of the par value of $1.00 each are to be designated Preferred Stock and one thousand, one hundred (1,100) of the par value of $5.00 each are to be of a class designated Common Stock.

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

               (c) The $5.50 Preferred Stock may not be redeemed prior to the fifth anniversary of the date of issue thereof. On and after such anniversary the $5.50 Preferred Stock shall be redeemable at the option of the corporation at the following respective redemption prices per share during the year commencing on the indicated anniversary of the above-mentioned date of issue:

                    Redemption                    Redemption
                    Price Per                     Price Per
     Anniversary      Share        Anniversary      Share
78
     Fifth . . . . .$105.00          Tenth . . . .$102.50
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

          3.   Provisions Applicable to all Series of Cumulative
Preferred Stock. The voting powers, preferences and rights, and the qualifications, limitations and restrictions thereof, applicable to the Cumulative Preferred Stock of all series, are as follows:

               (a) Dividends on Cumulative Preferred Stock. The holders of the Cumulative Preferred Stock of each series shall be entitled to receive, in preference to the holders of any junior stock, when and as declared by the Board of Directors, but only out of net profits or net assets of the corporation legally available for the payment of dividends, cumulative cash dividends at the annual rate for such series fixed in this Article FOURTH, and no more, payable on the first days of January, April, July, and October in each year (such days being herein called "dividend payment dates" and the quarterly periods ending on such days
79
being herein called "dividend periods"), to stockholders of record on the respective dates, which shall be the same dates for all series, fixed for the purpose by the Board of Directors in advance of payment of each particular dividend. The holders of shares of the Cumulative Preferred Stock shall not be entitled to receive any dividends thereon other than the dividends referred to in this paragraph (a).

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
80
          Subject to the foregoing provisions of this paragraph (b), such dividends (payable in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on any junior stock from time to time out of the net profits or net assets of the corporation legally available therefor, and the Cumulative Preferred Stock shall not be entitled to participate in any such dividends.

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

          If any such notice of redemption shall have been duly given or if the corporation shall have given to the bank or trust company hereinafter referred to irrevocable written authorization promptly to give or complete such notice, and if on or before the redemption date specified therein the funds necessary for such
81
redemption shall have been deposited by the corporation with a bank or trust company designated in such notice, doing business in the Borough of Manhattan, the City of New York, State of New York, and having a capital, surplus and undivided profits aggregating at least $5,000,000 according to its last published statement of condition, in trust for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, from and after the time of such deposit all shares so called for redemption shall no longer be deemed outstanding and all rights with respect to such shares shall forthwith cease and terminate, except only the right of the holders thereof to receive from such bank or trust company at any time after the time of such deposit the funds so deposited, without interest, and the right to exercise, before the date fixed for redemption, all privileges of conversion or exchange, if any, not theretofore expired. Any interest accrued on such funds shall be paid to the corporation from time to time. Any funds so deposited and unclaimed at the end of six years from such redemption date shall be repaid to the corporation, after which the holders of the shares so called for redemption shall look only to the corporation for payment thereof; provided that any funds so deposited which shall not be required for redemption because of the exercise of any privilege of conversion or exchange subsequent to the date of deposit shall be repaid to the corporation forthwith.

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

               (d) Limitation of Right to Redeem or Purchase Cumulative Preferred Stock. If and so long as all cumulative dividends on the outstanding shares of Cumulative Preferred Stock of all series for all past dividend periods shall not have been paid or declared and a sum sufficient for the payment thereof set apart, the corporation shall not redeem less than all of the Cumulative Preferred Stock at the time outstanding, and neither the corporation nor any subsidiary shall purchase or otherwise acquire for value any of the Cumulative Preferred Stock at the time outstanding unless such purchase or other acquisition shall be pursuant to tenders called for on at least twenty days' previous notice by mail to all the holders of record of the Cumulative Preferred Stock at their respective addresses as the same shall appear on the books of the corporation, and the shares so purchased or otherwise acquired shall be those tendered at the lowest prices pursuant to such call for tenders; provided, however, that if some, but less than all, of the shares tendered at a particular price are to be purchased or otherwise acquired pursuant to such call for tenders, the number of shares to be
82
purchased or acquired from each holder who has tendered shares at such price shall be in the proportion which the number of shares he has tendered at such price bears to the total number of shares tendered at such price.

               (e) Voting Rights. Except as otherwise provided by law and as otherwise provided in this Article Fourth, and subject to the provisions of the by-laws of the corporation, as from time to time amended, with respect to the closing of the transfer books and the fixing of a record date for the determination of stockholders entitled to vote, the holders of the Common Stock shall exclusively possess voting power for the election of directors and for all other purposes, and the holders of the Cumulative Preferred Stock shall have no voting power and shall not be entitled to any notice of any meeting of stockholders; provided, however, that if at the time of the giving of notice of any annual meeting of stockholders for the election of directors a default in preferred dividends, as hereinafter defined, shall exist, the holders of the Cumulative Preferred Stock, voting separately as a class and without regard to series, shall have the right at such annual meeting to elect two members of the Board of Directors but shall not be entitled to vote in the election of any of the other directors of the corporation, and the holders of the Common Stock, voting separately as a class, shall be entitled to elect the remaining members of the Board of Directors but shall not be entitled to vote in the election of the two directors of the corporation so to be elected by the holders of the Cumulative Preferred Stock. Any director elected by the holders of the Cumulative Preferred Stock, voting as a class as aforesaid, together with each director elected to fill a vacancy in the office of a Preferred Director as hereinafter provided (hereinafter called a "Preferred Director"), shall continue to serve as such director until the next annual meeting of stockholders and until his successor shall be elected and qualified, notwithstanding that prior to the end of such term a default in preferred dividends shall cease to exist. Any Preferred Director may be removed with or without cause by, and shall not be removed except by, the vote of the holders of the Cumulative Preferred Stock, voting separately as a class without regard to series, at a meeting of stockholders or at a meeting of the holders of shares of Cumulative Preferred Stock called for the purpose. So long as a default in preferred dividends shall exist (i) any vacancy in the office of a Preferred Director may, except as provided in the following clause (ii), be filled for the unexpired term by the remaining Preferred Director or, if there shall at the time be no Preferred Director in office, by the remaining members of the Board of Directors, and (ii) in the case of the removal of any Preferred Director, the vacancy may be filled for the unexpired term by the vote of the holders of the Cumulative Preferred Stock, voting separately as a class without regard to series, at the same meeting at which such removal shall be voted or at any subsequent meeting. So long as there is a Preferred Director in office (i) if there shall be an executive or similar committee of the Board 83 of Directors, at least one Preferred Director shall be a member of such committee, (ii) notice of each special meeting of the Board of Directors shall be given to each Preferred Director not less than three days by mail or one day by telegraph or telephone prior to the meeting, and (iii) notice of each special meeting of the executive or similar committee of the Board of Directors, if any, shall be given to each Preferred Director who is a member thereof not less than three days by mail or one day by telegraph or telephone prior to the meeting. Preferred Directors need not be stockholders. For the purposes of this paragraph (e), a default in preferred dividends shall be deemed to have occurred whenever at the time of giving of notice of any annual meeting of stockholders for the election of directors the amount of accrued and unpaid dividends upon any shares of any series of the Cumulative Preferred Stock shall be equivalent to four quarterly dividends or more, and, having so occurred, such default in preferred dividends shall be deemed to exist thereafter until, but only until, all cumulative dividends on all shares of Cumulative Preferred Stock then outstanding, of each and every series, for all past dividend periods shall have been paid or declared and set apart for payment. Nothing herein contained shall be deemed to prevent an amendment of the by-laws of the corporation, in the manner therein provided, which shall increase the number of directors of the corporation so as to provide additional places on the Board of Directors for either one or both of the two directors so to be elected by the holders of the Cumulative Preferred Stock, or so as to increase the number of directors to be elected by the holders of the Common Stock, or to prevent any other change in the number of the directors of the corporation.

          So long as a default in preferred dividends shall exist
(i) the presence in person or by proxy of the holders of twenty-five percent of the outstanding shares of the Cumulative Preferred Stock, considered as a class without regard to series, shall be (except as provided above in respect of the filling of a vacancy caused by the removal of a Preferred Director) required to constitute a quorum of such class at any meeting of stockholders or at any meeting of the holders of shares of Cumulative Preferred Stock called for the purpose of electing a Preferred Director or Preferred Directors; provided, however, that a majority of the holders of the Cumulative Preferred Stock who are present in person or represented by proxy at any such meeting at which there shall be no quorum of such class shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, solely for the purpose of electing a Preferred Director or Preferred Directors at an adjourned session of such meeting at which there shall be a quorum of such class; and (ii) the presence in person or by proxy of the holders of a majority (or such lesser number as may at the time be specified in the by-laws of the corporation) of the outstanding shares of Common Stock shall be required to constitute a quorum of such class at any meeting of stockholders at which the holders of the Common Stock, voting as a class
84
aforesaid, shall be entitled to vote for the election of directors of the corporation. No delay or failure by the holders of the Cumulative Preferred Stock to elect a Preferred Director shall invalidate the election of the members of the Board of Directors elected by the holders of the Common Stock. Holders of Cumulative Preferred Stock shall be entitled to notice of each meeting of stockholders at which they shall have the right to elect a Preferred Director, such notice to be mailed to such holders at least 10 days prior to such meeting.

          Each stockholder entitled to vote at any particular time in accordance with the provisions of this Article Fourth shall have one vote for each share of stock held of record by him and at the time entitled to voting power.

               (f) Restrictions on Certain Capital Changes. So long as any shares of the Cumulative Preferred Stock of any series shall be outstanding, the corporation shall not, without the consent, given in writing or by resolution adopted at a meeting duly called for that purpose, of the holders of record of at least two-thirds of the number of shares of the Cumulative Preferred Stock of all series then outstanding, considered as a class without regard to series,

                    (i)  create or issue any shares of any new
               class of stock ranking prior to the Cumulative Preferred Stock or alter or change the designations or the voting powers, preferences or rights, or the qualifications, limitations or restrictions thereof, of the Cumulative Preferred Stock or of any series thereof; provided, however, that any such alteration or change of the designations or of the voting powers, preferences or rights, or the qualifications, limitations or restrictions thereof, of any particular series of the Cumulative Preferred Stock which does not affect the holders of the Cumulative Preferred Stock of any other series may be effected with the consent, given as aforesaid, of the holders of record of at least two-thirds of the number of shares of the particular series of Cumulative Preferred Stock affected by such alteration or change; and provided, further, that nothing in this clause (i) shall require the vote or consent of the holders of the Cumulative Preferred Stock for or in respect of the creation or increase in the authorized number of shares of any junior stock or any stock (other than the Cumulative Preferred Stock) ranking on a parity with the Cumulative Preferred Stock; or

                    (ii)  create or issue any shares of any new
               class of stock ranking on a parity with the
               Cumulative Preferred Stock, unless, after giving
85
               effect to the issue of such shares, (A) the sum of
               (1) the aggregate par value (or stated value in the case of shares without par value) of all outstanding shares of stock of the corporation,
               (2) the aggregate amount of the surplus (whether capital, earned or other) and the contingency or other surplus reserves of the corporation, all as determined in accordance with generally accepted accounting principles applicable to banks and bank holding companies, and (3) the sum of the combined reserves for possible loan losses and other valuation reserves of the constituent banks, as determined in accordance with generally accepted accounting principles applicable to banks, will be at least 250% of the aggregate par value (or stated value in the case of shares without par value) of all shares of the Cumulative Preferred Stock and all shares of stock of the corporation of every other class ranking prior to or on a parity with the Cumulative Preferred Stock, and
               (B) the Consolidated Net Operating Income earned during the three calendar years immediately preceding such issue shall have averaged at least four times the annual dividend requirements on all shares of Cumulative Preferred Stock and all shares of stock of the corporation of every other class ranking prior to or on a parity with the Cumulative Preferred Stock which will be outstanding.

               (g) Rights on Liquidation. In the event of any liquidation, dissolution or winding up of the affairs of the corporation, the holders of the Cumulative Preferred Stock of each series shall be entitled to receive out of the assets of the corporation, before any distribution or payment shall be made to the holders of any junior stock, the amount per share specified in this Article FOURTH with respect thereto, and the holders of the junior stock shall be entitled, to the exclusion of the holders of the Cumulative Preferred Stock of any and all series, to share ratably in all the remaining assets of the corporation in accordance with their respective rights. If upon any liquidation, dissolution or winding up of the affairs of the corporation the assets available for distribution shall be insufficient to pay the holders of all outstanding shares of Cumulative Preferred Stock the full amounts to which they respectively shall be entitled, the holders of shares of Cumulative Preferred Stock of all series shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable were paid in full. Neither the consolidation or merger of the corporation with or into any other corporation, nor any sale, lease or conveyance of all or any part of the property or business of the corporation, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the corporation
86
within the meaning of this paragraph (g).

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

          The term "stock ranking on a parity with the Cumulative Preferred Stock" shall mean any stock of the corporation, now or 87 hereafter authorized, which has preference on a parity with the Cumulative Preferred Stock either in the payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the affairs of the corporation.

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

                  (iii)  the price or prices and the time or
               times at and the manner in which the stock of such
88
               series shall be redeemable;

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

          7.   Adjustable Rate Cumulative Preferred Stock, Series
A. Pursuant to authority conferred by this Article Fourth on the Board of Directors of the corporation, the Board of Directors, pursuant to a Certificate of Designations filed in the Office of the Secretary of State of the State of Delaware on March 7, 1983, established a series of Preferred Stock of the corporation ("Preferred Stock") to consist of 2,000,000 shares. Such series has the voting powers, designation, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions, in addition to those set forth in this Article Fourth in respect of the Preferred Stock of all series as follows:

               (a)  Designation.  The designation of this
          series of Preferred Stock shall be "Adjustable
          Rate Cumulative Preferred Stock, Series A"
          (hereinafter called this "Series") and the number
          of shares constituting this Series is Two Million
89
          (2,000,000). The number of authorized shares of this Series may be reduced by further resolution duly adopted by the Board of Directors of the corporation and by the filing of a certificate pursuant to the provisions of the General
          Corporation Law of the State of Delaware stating that such reduction has been so authorized, but the number of authorized shares of this Series shall not be increased.

               (b)  Dividend Rate.

                    (1)  Dividend rates on the shares of
               this Series shall be:  (i) for the periods
               (the "Initial Dividend Periods") (A) from the date of their original issue to and including March 31, 1983, (B) from April 1, 1983 to and including June 30, 1983, and (C) from July 1, 1983 to and including September 30, 1983, at a rate per annum of 10% on the liquidation preference thereof, and (ii) for each quarterly dividend period (hereinafter referred to as a "Quarterly Dividend Period"; and any Initial Dividend Period or any Quarterly Dividend Period being hereinafter individually referred to as a "Dividend Period" and collectively referred to as "Dividend Periods") thereafter, which quarterly dividend periods shall commence on January 1, April 1, July 1 and October 1 in each year and shall end on and include the day next preceding the first day of the next Quarterly Dividend Period, at a rate per annum on the liquidation preference thereof equal to the Applicable Rate (as defined in paragraph (2) of this Section (b)) in respect of such Quarterly Dividend Period. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when and as declared by the Board of Directors or by a committee of said Board duly authorized by said Board to declare such dividends, on January 1, April 1, July 1, and October 1 of each year, commencing April 1, 1983. Each such dividend shall be paid to the holders of record of shares of this Series as they appear on the stock register of the corporation on such record date, not exceeding 30 days preceding the payment date thereof, as shall be fixed by the Board of Directors of the corporation or by a committee of said Board of Directors duly authorized to fix such date. Dividends on account of arrears for any past Dividend
90
               Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date, not exceeding 30 days preceding the payment date thereof, as may be fixed by the Board of Directors of the corporation or by a committee of said Board of Directors duly authorized to fix such date.

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

               Anything herein to the contrary notwithstanding,
91
               the Applicable Rate for any Quarterly Dividend
               Period shall in no event be less than 6% per annum or greater than 12% per annum.

                    (3)  Except as provided below in
               this paragraph, the "Treasury Bill Rate"
               for each Quarterly Dividend Period shall
               be the arithmetic average of the two
               most recent weekly per annum market
               discount rates (or the one weekly per
               annum market discount rate, if only one
               such rate shall be published during the
               relevant Calendar Period (as defined
               below)) for three-month U.S. Treasury
               bills, as published weekly by the
               Federal Reserve Board during the
               Calendar Period immediately prior to the
               last ten calendar days of March, June,
               September or December, as the case may
               be, prior to the Quarterly Dividend
               Period for which the dividend rate on
               this Series is being determined.  In the
               event that the Federal Reserve Board
               does not publish such a weekly per annum
               market discount rate during such
               Calendar Period, then the Treasury Bill
               Rate for such Dividend Period shall be
               the arithmetic average of the two most
               recent weekly per annum market discount
               rates (or the one weekly per annum
               market discount rate, if only one such
               rate shall be published during the
               relevant Calendar Period) for three-
               month U.S. Treasury bills, as published
               weekly during such Calendar Period by
               any Federal Reserve Bank or by any U.S.
               Government department or agency selected
               by the corporation.  In the event that a
               per annum market discount rate for
               three-month U.S. Treasury bills shall
               not be published by the Federal Reserve
               Board or by any Federal Reserve Bank or
               by any U.S. Government department or
               agency during such Calendar Period, then
               the Treasury Bill Rate for such Dividend
               Period shall be the arithmetic average
               of the two most recent weekly per annum
               market discount rates (or the one weekly
               per annum market discount rate, if only
               one such rate shall be published during
               the relevant Calendar Period as provided
               below) for all of the U.S. Treasury
               bills then having maturities of not less
               than 80 nor more than 100 days, as
92
               published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the corporation. In the event that the corporation determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury
               Bill Rate for such Dividend Period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar
               Period for each of the issues of
               marketable noninterest bearing U.S.
               Treasury securities with a maturity of
               not less than 80 nor more than 100 days
               from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S. Government securities selected by the corporation. In the event that the corporation determines in good faith that for any reason the corporation cannot determine the
               Treasury Bill Rate for any Quarterly
               Dividend Period as provided above in
               this paragraph, the Treasury Bill Rate
               for such Dividend Period shall be the
               arithmetic average of the per annum
               market discount rates based upon the
               closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S. Government securities selected by the corporation.

                    (4)  Except as provided below in
               this paragraph, the "Ten Year Constant
               Maturity Rate" for each Quarterly
               Dividend Period shall be the arithmetic
               average of the two most recent weekly
93
               per annum Ten Year Average Yields (or
               the one weekly per annum Ten Year
               Average Yield, if only one such Yield
               shall be published during the relevant
               Calendar Period as provided below), as
               published weekly by the Federal Reserve
               Board during the Calendar Period
               immediately prior to the last ten
               calendar days of March, June, September
               or December, as the case may be, prior
               to the Quarterly Dividend Period for
               which the dividend rate on this Series
               is being determined.  In the event that
               the Federal Reserve Board does not
               publish such a weekly per annum Ten Year
               Average Yield during such Calendar
               Period, then the Ten Year Constant
               Maturity Rate for such Dividend Period
               shall be the arithmetic average of the
               two most recent weekly per annum Ten
               Year Average Yields (or the one weekly
               per annum Ten Year Average Yield, if
               only one such Yield shall be published
               during the relevant Calendar Period as
               provided below), as published weekly
               during such Calendar Period by any
               Federal Reserve Bank or by any U.S.
               Government department or agency selected
               by the corporation.  In the event that a
               per annum Ten Year Average Yield shall
               not be published by the Federal Reserve
               Board or by any Federal Reserve Bank or
               by any U.S. Government department or
               agency during such Calendar Period, then
               the Ten Year Constant Maturity Rate for
               such Dividend Period shall be the
               arithmetic average of the two most
               recent weekly per annum average yields
               to maturity (or the one weekly average
               yield to maturity, if only one such
               yield shall be published during the
               relevant Calendar Period as provided
               below) for all of the actively traded
               marketable U.S. Treasury fixed interest
               rate securities (other than Special
               Securities) then having maturities of
               not less than eight nor more than twelve
               years, as published during such Calendar
               Period by the Federal Reserve Board or,
               if the Federal Reserve Board shall not
               publish such yields, by any Federal
               Reserve Bank or by any U.S. Government
               department or agency selected by the
               corporation.  In the event that the
94
               corporation determines in good faith
               that for any reason the corporation
               cannot determine the Ten Year Constant
               Maturity Rate for any Quarterly Dividend
               Period as provided above in this
               paragraph, then the Ten Year Constant
               Maturity Rate for such Dividend Period
               shall be the arithmetic average of the
               per annum average yields to maturity
               based upon the closing bids during such
               Calendar Period for each of the issues
               of actively traded marketable U.S.
               Treasury fixed interest rate securities
               (other than Special Securities) with a
               final maturity date not less than eight
               nor more than twelve years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S.
               Government securities selected by the
               corporation.

                    (5)  Except as provided below in this
               paragraph, the "Twenty Year Constant Maturity Rate" for each Quarterly Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the last ten calendar days of March, June, September or December, as the case may be, prior to the Quarterly Dividend Period for which the dividend rate on this Series is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the corporation. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any
95
               Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period as provided below) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the corporation. In the event that the corporation determines in good faith that for any reason the corporation cannot determine the Twenty Year Constant Maturity Rate for any Quarterly Dividend Period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such Dividend Period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as chosen and quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the corporation by at least three recognized dealers in U.S. Government securities selected by the corporation.

                    (6)  The Treasury Bill Rate, the Ten Year
               Constant Maturity Rate and the Twenty Year
               Constant Maturity Rate shall each be rounded to the nearest five one-hundredths of a percentage point.

                    (7) The Applicable Rate with respect to each Quarterly Dividend Period will be calculated as promptly as practicable by the corporation according to the appropriate method described herein. The corporation will cause each Applicable Rate to be published in a newspaper of general circulation in New York City prior to the commencement of the Quarterly Dividend Period to which it applies and will cause notice of such Applicable Rate to be enclosed with the dividend
96
               payment checks next mailed to the holders of shares of this Series.

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

                    (9) So long as any shares of this Series are outstanding, the corporation shall not (a) declare or pay or set apart for payment any dividend or other distribution (other than dividends or distributions payable in shares of stock of the corporation ranking junior to this Series as to dividends and upon liquidation) for any period upon any stock of the corporation ranking on a parity with, or any stock of the corporation ranking junior to, this Series as to dividends or upon liquidation or (b) redeem, purchase or otherwise acquire for any consideration any stock of the corporation ranking on a parity with, or any stock of the corporation ranking junior to, this Series as to dividends or upon liquidation, unless, in either case, all dividends payable to holders of shares of this Series and of any stock of the corporation ranking on a parity therewith as to dividends for its current dividend period and all past dividend periods have been paid, are contemporaneously being paid or have been declared and a sum sufficient for the payment thereof set aside for such payment, except that notwithstanding clause (a) above the corporation
97
               may pay dividends on the shares of this Series and shares of stock of the corporation ranking on a parity therewith as to dividends ratably in accordance with the sums which would be payable on such shares if all dividends, including accumulations, if any, were declared and paid in full. Holders of shares of this Series shall not be entitled to any dividends, whether payable in cash, property or stock, in excess of full cumulative dividends, as herein provided, on this Series. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on this Series which may be in arrears.

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

                    (3)  In the event the corporation shall
               redeem shares of this Series, notice of such
               redemption shall be given by first class mail, postage prepaid, mailed not less than 30 nor more
98
               than 60 days prior to the redemption date, to each holder of record of the shares to be redeemed, at such holder's address as the same appears on the stock register of the corporation. Each such notice shall state: (i) the redemption date;
               (ii) the number of shares of this Series to be redeemed and, if fewer than all the shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and (v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

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

                    (6) Notwithstanding the foregoing provisions of this Section (c), if any dividends on this Series are in arrears, no shares of Preferred Stock shall be redeemed, and the corporation shall not purchase or otherwise acquire any shares of this Series; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of this Series pursuant to a purchase or
99
               exchange offer made on the same terms to all holders of Preferred Stock and any other shares of stock of the Company ranking on a parity therewith as to dividends.

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

                    (2)  The consent of the holders of at least
               66-2/3% of all of the shares of this Series and all other series of Preferred Stock ranking on a parity with shares of this Series, either as to dividends or upon liquidation, at the time outstanding, given in person or by proxy, either in writing or by a vote at a meeting called for the purpose at which the holders of shares of this Series and such other series of Preferred Stock shall vote together as a single class without regard to series, shall be necessary for authorizing, effecting or validating the creation, authorization, increase in the authorized amount of or issue of any shares of any class or series of stock of the corporation ranking prior to the shares of this Series as to dividends or upon liquidation, or the reclassification of any authorized stock of the corporation into any such prior shares, or the creation, authorization or issue of any obligation or security convertible
100
               into or evidencing the right to purchase any such prior shares;

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

                    (4)  If at the time of any annual meeting of
               stockholders for the election of directors a
               default in preference dividends on the Preferred Stock shall exist, the number of directors constituting the Board of Directors of the corporation shall be increased by two, and the
101
               holders of the Preferred Stock of all series
               (whether or not the holders of such series of Preferred Stock would be entitled to vote for the election of directors if such default in preference dividends did not exist), shall have the right at such meeting, voting together as a single class without regard to series, to the exclusion of the holders of Common Stock, to elect two directors of the corporation to fill such newly created directorships. Such right shall continue until there are no dividends in arrears upon the Preferred Stock. Each director elected by the holders of shares of Preferred Stock (herein called a "Preferred Director"), shall continue to serve as such director for the full term for which he shall have been elected, notwithstanding that prior to the end of such term a default in preference dividends shall cease to exist. Any Preferred Director may be removed by, and shall not be removed except by, the vote of the holders of record of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at a meeting of the stockholders, or of the holders of shares of Preferred Stock, called for the purpose. So long as a default in any preference dividends on the Preferred Stock shall exist (A) any vacancy in the office of a Preferred Director may be filled (except as provided in the following clause (B)) by an instrument in writing signed by the remaining Preferred Director and filed with the corporation and (B) in the case of the removal of any Preferred Director, the vacancy may be filled by the vote of the holders of the outstanding shares of Preferred Stock, voting together as a single class without regard to series, at the same meeting at which such removal shall be voted.
               Each director appointed as aforesaid by the
               remaining Preferred Director shall be deemed, for all purposes hereof, to be a Preferred Director. Whenever the term of office of the Preferred Directors shall end and a default in preference dividends shall no longer exist, the number of directors constituting the Board of Directors of the corporation shall be reduced by two. For the purposes hereof, a "default in preference dividends" on the Preferred Stock shall be deemed to have occurred whenever the amount of accrued dividends upon any series of the Preferred Stock shall be equivalent to six full quarter-yearly dividends or more, and, having so occurred, such default shall be deemed to exist thereafter until, but only until, all accrued dividends on all shares of Preferred Stock of each and every series
102
               then outstanding shall have been paid to the end of the last preceding Quarterly Dividend Period;

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

                    (5)  Upon the dissolution, liquidation or
103
               winding up of the corporation, the holders of shares of this Series then outstanding shall be entitled to be paid out of the assets of the corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to paragraph (1) of this Section (f) before any payment shall be made to the holders of any class of capital stock of the corporation ranking junior upon liquidation to this Series.

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

                    (4)  The Series shall rank on a parity as to
               dividends and upon liquidation with the Cumulative
               Preferred Stock of the corporation.
104

          Fifth: The minimum amount of capital with which the corporation will commence business is One Thousand Dollars
($1,000.00).

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

          3. Without the consent of the stockholders of any class, to authorize the issuance and sale from time to time of evidences of indebtedness (as defined in Article Third hereof) of the corporation for such considerations as it may deem advisable, to provide that such evidences of indebtedness be issued in such series, in such denomination or denominations, and with such interest rate or rates, redemption price or prices, and maturing at such time or times and otherwise varying as it may determine; and likewise without such consent to mortgage, pledge and/or hypothecate all or any part of the corporation's property, real, personal or mixed (except its corporate franchises), and its rents, revenues and income, whether now owned or hereafter acquired, and to authorize the execution, delivery, filing and recording of all mortgages, deeds of trust or other indentures, in such form as shall be determined by it, to secure the payment 105 of all or any of such evidences of indebtedness, the principal and interest thereof, the premium, if any, thereon, and any and all amounts or sums payable in respect thereof or in connection therewith.

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

          9. At any time or from time to time to create and issue (without any action by the stockholders of the corporation), whether or not in connection with the issue and sale of any shares of stock or other securities of the
106
corporation, rights or options entitling the holders thereof to purchase from the corporation shares of its capital stock, such rights or options to be evidenced by or in such instrument or instruments as shall be approved by the Board of Directors. The terms upon which, the time or times, which may be limited or unlimited in duration, at or within which, and the price or prices at which any such shares may be purchased from the corporation upon the exercise of any such right or option shall be such as shall be fixed and stated in a resolution or resolutions adopted by the Board of Directors providing for the creation and issue of such rights or options, and set forth or incorporated by reference in the instrument or instruments evidencing such rights or options.

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

          Thirteenth: All the powers of this corporation in so far as the same may be lawfully vested by this certificate of incorporation in the Board of Directors, are hereby conferred upon the Board of Directors of this corporation, provided, however, that by resolution of the Board of Directors adopted either by a quorum disinterested in the subject matter of the resolution or interested therein, as the case may be, any matter concerning the management of the corporation or its affairs may be referred to the stockholders of the corporation for decision and in such cases such matters may be authorized by vote adopted by the majority of a quorum of the stockholders entitled to vote at a meeting thereof duly held.
107
          Fourteenth: A Director of the corporation shall not in the absence of fraud be disqualified by his office from dealing or contracting with the corporation either as a vendor, purchaser or otherwise, nor in the absence of fraud shall any transaction or contract of the corporation be void or voidable or affected by reason of the fact that any director, or any firm of which any director is a member, or any corporation or association of which any director is an officer, director or stockholder, is in any way interested in such transaction or contract; provided that at the meeting of the Board of Directors or of a committee thereof having authority in the premises, authorizing or confirming said contract or transaction, the existence of an interest of such director, firm, corporation or association is disclosed or made known (or shall have been disclosed and spread upon the records at a previous meeting at which a quorum was present) and there shall be present a quorum of the Board of Directors or of the directors constituting such committee, and such contract or transaction shall be approved by a majority of such quorum, which majority shall consist of directors not so interested or connected. Nor shall any director be liable to account to the corporation for any profit realized by him from or through any such transaction or contract of the corporation ratified or approved as aforesaid, by reason of the fact that he or any firm of which he is a member, or any corporation or association of which he is an officer, director or stockholder, was interested in such transaction or contract. Anything herein contained to the contrary notwithstanding, all or any of the Directors of the corporation, in connection with the organization of this corporation and the issuance of its stock for cash and/or properties, may vote to approve and authorize Plans and Agreements for the acquisition by this corporation, through the issuance of its own stock in exchange therefor, of stock in banks and/or trust companies of which said Directors, or any of them, may be stockholders, directors, or officers, and to approve and authorize an underwriting agreement or agreements for the sale of stock of this corporation, in which they or any of them may be interested, with the same force and effect as though not so interested. Directors so interested may be counted when present at meetings of the Board of Directors or of such committee for the purpose of determining the existence of a quorum. Any contract, transaction or act of the corporation or of the Board of Directors or of any committee thereof (whether or not approved or ratified as hereinabove provided) which shall be ratified by a majority in interest of a quorum of the stockholders entitled to vote at any annual meeting or any special meeting called for such purpose or approved in writing by a majority in interest of the stockholders entitled to vote without a meeting, shall be as valid and as binding as though ratified by every stockholder of the corporation.

          Fifteenth: To the fullest extent that the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, permits, elimination or limitation of the liability of directors, no director of the corporation shall 108 be liable to the corporation or its shareholders for monetary damages for breach of his fiduciary duty as a director. Any repeal or modification of this Article by the shareholders of the corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director of the corporation for acts or omissions occurring prior to the effective date of such repeal or modification.

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

                                   HSBC AMERICAS, INC.

                                   By /s/ James H. Cleave
                                          President
(SEAL)

ATTEST:

By /s/ Philip S. Toohey
       Secretary



IDwt
218307.01

(Restated as amended as of February 29, 1996)


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

     Section 1.2 Special Meeting. Except as otherwise specifically provided by statute, special meetings of the shareholders may be called for any purpose at any time by the Board, the Chairman of the Board, the President, the Chief Executive Officer or the Secretary. Business transacted at all special meetings of shareholders shall be confined to the purposes stated in the Notice of Meeting.

     Section 1.3 Quorum. The holders of a majority of the stock issued and outstanding, and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of shareholders unless otherwise provided by law.

     Section 1.4 Voting. At any meeting of the shareholders each shareholder may vote in person or by proxy duly authorized in writing. Each shareholder shall at every meeting of shareholders be entitled to one vote for each share of stock held by such shareholder. A majority of the votes cast shall decide every question or matter submitted to the shareholders at any meeting, unless otherwise provided by law or by the Certificate of Incorporation.

     Any action required to be taken at an annual or special meeting of shareholders may be taken without a meeting by written consent setting forth the action and signed by the holders of outstanding shares having not less than the minimum number of shares necessary to authorize or to take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     Section 1.5 Notice of Meeting. Written notice of each meeting of shareholders stating the place, date, and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered personally or shall be mailed postage prepaid to each shareholder entitled to vote at such meeting, directed to the shareholder at his address as it appears on the records of the Corporation, not less than ten days before the date of the meeting.

                                  ARTICLE II

                                   DIRECTORS

     Section 2.1 Board of Directors. The Board of Directors (hereinafter referred to as the "Board"), shall have the power to manage and administer the business and affairs of the Corporation, and, except as expressly limited by law, all corporate powers of the Corporation shall be vested in an may be exercised by said Board unless such powers are required by statute, by the Certificate of Incorporation, or by these By-laws to be done by the shareholders.

     Section 2.2 Number and Term. The Board shall consist of not less than three nor more than twenty-five directors, the exact number within such minimum and maximum limits to be fixed and determined from time to time by resolution of a majority of the full Board or by resolution of the shareholders at any meeting of shareholders. Unless sooner removed or disqualified, each director shall hold office until the next annual meeting of the shareholders and until his successor has been elected and qualified.

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

     Section 2.5 Regular Meetings. The Regular Meetings of the Board shall be held at such time and place as designated by the Board. No notice of a Regular Meeting shall be required if the meeting is held according to a Schedule of Regular Meetings approved by the Board.

     Section 2.6 Special Meetings. Special meetings of the Board may be called by the Chairman of the Board, the President, the Chief Executive Officer or the Secretary or at the written request of any three or more directors. Each member of the Board shall be given notice stating the time and place of each such special meeting by telegram, telephone, or similar electronic means, or in person, at lease one day prior to such meeting, or by mail at least three days prior.

     Section 2.7 Quorum. Three directors shall constitute a quorum at any meeting, except when otherwise provided by law. If a quorum is not present at any meeting, the directors present may adjourn the meeting, and the meeting may be held, as adjourned, without further notice provided that a quorum is then present. The act of a majority of the directors present at any meeting at which there is a quorum, shall be the act the Board, unless otherwise specifically provided by statute, by the Certificate of Incorporation, or by these By-laws.

     Section 2.8 Vacancies. When any vacancy occurs among the directors, the remaining members of the Board may appoint a director to fill each such vacancy at any regular meeting of the Board, or at a special meeting called for that purpose. Any director so appointed shall hold office until the next annual meeting or the shareholders and until his successor has been elected and qualified, unless sooner displaced.

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

     Section 2.11 Action of the Board. Except as otherwise provided by law, corporate action to be taken by the Board shall mean such action at a meeting of the Board. Any action required or permitted to be taken by the Board or any committee of the Board may be taken without a meeting if all members of the Board or the committee consent in writing to a resolution authorizing the action. The resolution and the written consents thereto shall be filed with the minutes of the proceedings of the Board or committee. Any one or more members of the Board or any committee may participate in a meeting of the Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

     Section 2.12 Waiver of Notice. Notice of the Meeting need not be given to any director who submits a signed Waiver of Notice whether before or after the meeting, or who attends the meeting without protesting, prior thereto or at its commencement, a lack of such notice.


                                  ARTICLE III

                            COMMITTEES OF THE BOARD

     Section 3.1 Committees. The Board, by a resolution or resolutions adopted by a majority of the members of the whole Board, may appoint an Executive Committee, an Audit Committee, and any other committees as it may deem appropriate. Each committee shall have and may exercise any and all powers as are conferred or authorized by the resolution appointing it. A majority of each committee may determine its action and may fix the time and place of its meetings, unless provided otherwise by the Board. The Board shall have the power at any time to fill vacancies in, to change the size of membership of, and to discharge any committee.

112
                                  ARTICLE IV

                                   OFFICERS

     Section 4.1 President. The Board shall appoint one of its members to be President. In the absence of the Chairman of the Board, the President shall preside at all meetings of the Board and of shareholders. Except as may be otherwise provided by the By-Laws or the Board, he shall be a member ex officio of all committees authorized by these By-Laws or the Board. The President shall have general executive powers, shall participate actively in all major policy decisions and shall have and may exercise any and all other powers and duties pertaining by law, regulation, or practice, to the Office of President, or imposed by these By-Laws. The President shall also have and may exercise such further powers and duties as from time to time may be conferred, or assigned by the Board or the Chief Executive Officer.

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

     Section 4.4 Secretary. The Board shall appoint a Secretary who shall be the Secretary of the Board and of the Corporation and shall keep accurate minutes of all the meetings of shareholders and of the Board. The Secretary shall attend to the giving of all notices required to be given by these By- Laws; shall be custodian of the corporate seal, records, documents, and papers of the Corporation; shall provide for the keeping of proper records of all transactions of the Corporation; shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice, to the Office of Secretary, or imposed by these By-Laws; and shall also perform such other duties as may be assigned from time to time by the Board, the President or the Chief Executive Officer.

     Section 4.5 Other Officers. The President or the Chief Executive Officer or his designee may appoint all officers whose appointment does not require approval by the Board or a committee of the Board, and assign to them such titles, as from time to time may appear to be required or desirable to transact the business of the Corporation. Each such officer shall have such powers and duties as may be assigned by the Board, the President or the Chief Executive Officer.

     Section 4.6 Tenure of Office. The Chairman of the Board, the President and the Chief Executive Officer shall hold office for the current year for which the Board was elected, unless they shall resign, become disqualified, or be removed. All other officers shall hold office until their successors have been appointed and qualify unless they shall resign, become disqualified or be removed. The Board shall have the power to remove the Chairman of the Board, the President and the Chief Executive Officer. The Board or the Chief Executive Officer or his designee shall have the power to remove all other officers and employees. Any vacancy occurring in the offices of Chairman of the Board, President or Chief Executive Officer shall be filled promptly by the Board.

     Section 4.7 Compensation. The Board shall by resolution determine from time to time the officers whose compensation will require approval by the Board or a committee of the Board. The Chief Executive Officer shall fix the compensation of all officers and employees whose compensation does not require approval by the Board.


                                   ARTICLE V

                         STOCK AND STOCK CERTIFICATES

     Section 5.1 Transfers. Shares of stock shall be transferable on the books of the Corporation only by the person named in the certificate or by an attorney, lawfully constituted in writing, and upon surrender of the certificate therefor. Every person becoming a shareholder by such transfer shall, in proportion to his shares, succeed to all rights of the prior holder of such shares.

     Section 5.2 Stock Certificates. The certificates of stock of the Corporation shall be numbered and shall be entered in the books of the Corporation as they are issued. They shall exhibit the holder's name and number of shares and shall be signed by the Chairman of the Board, the President, the Chief Executive Officer, a Vice President or any other officer appointed by the Board for this purpose, and the Secretary or an Assistant Secretary.


                                  ARTICLE VI

                                CORPORATE SEAL

     Section 6.1 Corporate Seal. The Chairman of the Board, the President the Chief Executive Officer, the Secretary, any Assistant Secretary, Vice President, Assistant Vice President, or other officer thereunto designated by the Board or the Chief Executive Officer or his designee, shall have authority to affix the corporate seal to any document requiring such seal, and to attest the same. Such seal shall be substantially in the following form:

          (impression )
          (    of     )
          (   Seal    )


                                  ARTICLE VII

                           MISCELLANEOUS PROVISIONS

     Section 7.1  Fiscal Year.  The Fiscal Year of the
Corporation shall be the calendar year.

     Section 7.2 Execution of Instruments. All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the Corporation by the Chairman of the Board, or the President, or the Chief Executive Officer, or the Secretary, or any Vice President, or any other officer or employee designated by the Board or the Chief Executive Officer of his designee. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such other manner and by such other officers as the Board may from time to time direct. The provisions of this Section 7.2 are supplementary to any other provisions of these By- Laws. Each of the foregoing authorizations shall be at the pleasure of the Board, and each such authorization by the Chief Executive Officer or his designee also shall be at the pleasure of the Chief Executive Officer.

     Section 7.3 Records. The By-Laws and the proceedings of all meeting of the shareholders, the Board, and standing committees of the Board, shall be recorded in appropriate minute books provided for the purpose. The minutes of each meeting shall be signed by the Secretary or other officer appointed to act as Secretary of the meeting.

     Section 7.4 Emergency Operations. In the event of war or warlike damage or disaster of sufficient severity to prevent the conduct and management of the affairs, business, and property of the Corporation by its directors and officers as contemplated by these By-Laws, any two or more available members of the then incumbent Board shall constitute a quorum for the full conduct and management of the affairs, business, and property of the Corporation. This By-Law shall be subject to implementation by resolutions of the Board passed from time to time for that purpose, and any provisions of these By-Laws (other than this Section) and any resolutions which are contrary to the provisions of this Section or to the provisions of any such implementary resolutions shall be suspended until it shall be determined by any interim Board acting under this Section that it shall be to the advantage of the Corporation to resume the conduct and management of its affairs, business, and property under all of the other provisions of these By-Laws.

     Section 7.5  (a)  Right to Indemnification.  Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the
Corporation or, while a director or officer of the Corporation is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a
partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (an
"Indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director or officer, shall be
115
indemnified and held harmless by the Corporation to the fullest extent authorized by the Delaware General Corporation Law, as the same exists or may hereafter be amended, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such Indemnitee in connection therewith and such indemnification shall continue as to an Indemnitee who has ceased to be a director or officer and shall inure to the benefit of the Indemnitee's heirs, executors and administrators; provided, however, that, except as provided in Section 7.5(b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such Indemnitee in connection with a proceeding (or party thereof) initiated by such Indemnitee only if such proceeding (or part thereof) was authorized by the Board. The right to indemnification conferred in this Section
7.5 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the Delaware General Corporation Law so requires, an advancement of expenses incurred by an Indemnitee shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such Indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such Indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise.

     (b) Right of Indemnitee to Bring Suit. If a claim under paragraph (a) of this Section 7.5 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the Indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of such Indemnittee's undertaking the Indemnitee shall be entitled to be paid the expense of prosecuting or defending such suit. In any suit brought by the Indemnitee to enforce a right to indemnification hereunder it shall be a defense that, and in any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the Indemnitee has not met the applicable standard of conduct set forth in the Delaware General Corporation Law. Neither the failure of the Corporation to have made a determination prior to the commencement of such suit that indemnification of the Indemnitee is proper in the circumstances because the Indemnitee has met the applicable standard of conduct set forth in the Delaware General Corporation Law, nor an actual determination by the Corporation that the Indemnitee has not met such applicable standard of conduct, shall create a presumption that the Indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the Indemnitee, be a defense to such suit. In any suit brought by the Indemnitee to enforce a right to indemnification or to an advancement of expenses hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking by the Indemnitee, the Corporation shall have the burden of proving that the Indemnitee is not entitled to be indemnified, or to such advancement of expenses, under this Section 7.5 or otherwise.

116
     (c) Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section 7.5 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, the Corporation's Certificate of Incorporation, By-Law, agreement, vote of shareholders or disinterested directors or otherwise.

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


     I, Gea Tung, CERTIFY that: (1) I am the duly constituted Assistant Secretary of HSBC Americas, Inc. and as such officer have access to its official records; (2) the foregoing By-Laws are the By-Laws of said Corporation, and all of them are now lawfully in force and effect.

     IN TESTIMONY WHEREOF, I have hereunto affixed my official signature and the seal of the said Corporation, in the city of Buffalo, New York, on this 22nd day of March, 1996.


/s/ Gea Tung


dl/HAIBYLAW.mis

117