Form 10-Q
period 1996-03-31
MARINE MIDLAND BANKS INC
filed 1996-05-13
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996              Commission file number 1-2940

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

                                             Yes   X               No

All voting stock (1,001 shares of Common Stock, $5 par value) is owned by HSBC Holdings B.V., an indirect wholly-owned subsidiary of HSBC Holdings plc.

This report includes a total of 14 pages.
                                                                       2.




Part I - FINANCIAL INFORMATION

                                                                       Page
Item 1 - Financial Statements

       Consolidated Balance Sheet
       March 31, 1996 and December 31, 1995                               3

       Consolidated Statements of Income
       For The Three Months
       Ended March 31, 1996 and 1995                                      4

       Consolidated Statement of Changes in
       Shareholders' Equity For The Three Months
       Ended March 31, 1996 and 1995                                      5

       Consolidated Statement of Cash Flows
       For The Three Months Ended
       March 31, 1996 and 1995                                            5

       Notes to Consolidated Financial Statements                         6

Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      8


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                13

Signatures                                                               14


                                                                           3.

CONSOLIDATED BALANCE SHEET                                 HSBC AMERICAS, INC.


                                                March 31,         December 31,
dollars in thousands                            1996              1995*
- ------------------------------------------------------------------------------

ASSETS
Cash and due from banks                       $  1,345,160       $  1,242,335
Interest bearing deposits with banks             1,536,764          1,488,101
Federal funds sold and securities purchased
  under resale agreements                          762,777            518,256
Trading assets                                     818,882            616,531
Securities available for sale                    3,370,738          2,613,830
Loans                                           13,398,344         13,772,339
Less - allowance for loan losses                   471,820            477,502
- ------------------------------------------------------------------------------
      Loans, net                                12,926,524         13,294,837

Premises and equipment                             178,052            180,552
Customers' acceptance liability                     24,688             21,671
Accrued interest receivable                        172,013            150,335
Other real estate and other owned assets            72,708            109,758
Other assets                                       342,766            317,137
- ------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 21,551,072       $ 20,553,343
==============================================================================

LIABILITIES
Deposits in domestic offices:
  Noninterest bearing                         $  3,284,517       $  3,433,016
  Interest bearing                              10,744,746         10,454,352
Interest bearing deposits in foreign offices     1,663,195          1,442,484
- ------------------------------------------------------------------------------
      Total deposits                            15,692,458         15,329,852

Federal funds purchased and securities sold
  under repurchase agreements                    1,569,643          1,136,476
Other short-term borrowings                      1,357,572          1,401,634
Interest, taxes and other liabilities              436,170            257,094
Acceptances outstanding                             24,688             21,671
Long-term debt                                     709,274            709,750
- ------------------------------------------------------------------------------
TOTAL LIABILITIES                               19,789,805         18,856,477
- ------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                     98,063             98,063
Common shareholder's equity:
   Common stock                                          5                  5
   Capital surplus                               1,803,094          1,803,094
   Accumulated deficit                            (149,209)          (233,686)
   Net unrealized gain on securities
    available for sale, net of taxes                 9,314             29,390
- ------------------------------------------------------------------------------
   Total common shareholder's equity             1,663,204          1,598,803
- ------------------------------------------------------------------------------
      Total shareholders' equity                 1,761,267          1,696,866
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 21,551,072       $ 20,553,343
==============================================================================

The accompanying notes are an integral part of these financial statements.
* Restated to include the accounts and results of Oleifera Investments, Ltd.
  merged with the Company on January 1, 1996.

                                                                      4.

CONSOLIDATED STATEMENT OF INCOME                      HSBC AMERICAS, INC.

                                              Three months ended March 31
dollars in thousands                            1996            1995 *
- -------------------------------------------------------------------------

Interest income:
  Loans                                       $  309,714      $  289,685
  Securities                                      41,909          34,309
  Trading assets                                  12,094           6,971
  Deposits with banks                             20,031          17,867
  Federal funds sold and securities purchased
    under resale agreements                        4,827           8,337
- -------------------------------------------------------------------------
Total interest income                            388,575         357,169
- -------------------------------------------------------------------------

Interest expense:
  Deposits:
    In domestic offices                           98,779          88,599
    In foreign offices                            17,962          13,242
  Federal funds purchased and securities
      sold under repurchase agreements            13,591           6,006
  Other short-term borrowings                     16,635          17,228
  Long-term debt                                  11,554          12,947
- -------------------------------------------------------------------------
Total interest expense                           158,521         138,022
- -------------------------------------------------------------------------

Net interest income                              230,054         219,147
Provision for loan losses                         19,750         125,000
- -------------------------------------------------------------------------
Net interest income, after provision for loan
 losses                                          210,304          94,147
- -------------------------------------------------------------------------

Other operating income:
  Trust income                                     9,931          11,336
  Service charges                                 20,850          19,929
  Mortgage servicing income                        4,471           4,510
  Other fees and commissions                      27,968          30,057
  Trading revenues                                   415           1,401
  Other income                                    16,003           9,187
- -------------------------------------------------------------------------
      Total other operating income                79,638          76,420
- -------------------------------------------------------------------------
                                                 289,942         170,567
- -------------------------------------------------------------------------

Other operating expenses:
  Salaries                                        68,158          69,031
  Pension and other employee benefits             19,254          20,641
- -------------------------------------------------------------------------
      Total personnel expense                     87,412          89,672
  Net occupancy expense                           19,717          17,485
  Other expenses                                  46,937          51,367
- -------------------------------------------------------------------------
Total other operating expenses                   154,066         158,524
Provision for ORE and other owned asset losses       531               -
- -------------------------------------------------------------------------

Total operating expenses after provision for
  ORE and other owned assets                     154,597         158,524
- -------------------------------------------------------------------------

Income before taxes                              135,345          12,043
Applicable income tax expense (benefit)           49,400         (61,870)
- -------------------------------------------------------------------------

Net income                                    $   85,945      $   73,913
=========================================================================

 The accompanying notes are an integral part of these financial statements.
* Restated to include the accounts and results of Oleifera
  Investments, Ltd. merged with the Company on January 1, 1996.

                                                                          5.

  CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  HSBC AMERICAS,INC.
  ---------------------------------------------------------------------------

                                                 Three months ended March 31

  dollars in thousands                                   1996          1995*
  ---------------------------------------------------------------------------

  At beginning of period                              $1,696,866  $1,657,448
  Net income                                              85,945      73,913
  Net change in unrealized gain on securities
    available for sale, net of taxes                     (20,076)          -
  Cash dividends declared on preferred stock              (1,468)     (1,469)
  ---------------------------------------------------------------------------
  At end of period                                    $1,761,267  $1,729,892
  ===========================================================================

  ---------------------------------------------------------------------------
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Three months ended March 31

  dollars in thousands                                    1996         1995*
  ---------------------------------------------------------------------------
  Cash flows from operating activities:
    Net income                                        $   85,945  $   73,913
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation, amortization and deferred taxes    12,179     (98,293)
         Provision for loan losses                        19,750     125,000
         Net change in other accrual accounts            157,398     (51,457)
         Net change in loans originated for sale         (67,557)    (37,292)
         Net change in trading assets                   (212,565)    (10,682)
         Other, net                                      (31,703)     (8,736)
  ---------------------------------------------------------------------------
  Net cash used by operating activities                 (36,553)     (7,547)
  ---------------------------------------------------------------------------
  Cash flows from investing activities:
    Net change in interest bearing deposits with banks   (48,663)    335,941
    Net change in short-term investments                (244,521)   (499,390)
    Purchases of securities                             (890,979)   (302,033)
    Sales of securities                                   10,757       4,933
    Maturities of securities                              92,621     134,801
    Net change in credit card receivables                (82,477)    (67,832)
    Net change in other short-term loans                  67,071      23,928
    Net originations and maturities of long-term loans   440,535       8,921
    Expenditures for premises and equipment                 (668)     (5,234)
    Other, net                                            45,459     246,424
  ---------------------------------------------------------------------------
   Net cash used by investing activities                (610,865)   (119,541)
  ---------------------------------------------------------------------------
   Cash flows from financing activities:
    Net change in deposits                               362,606     530,428
    Net change in short-term borrowings                  389,105    (478,643)
    Dividends paid                                        (1,468)     (1,469)
  ---------------------------------------------------------------------------
   Net cash provided by financing activities             750,243      50,316
  ---------------------------------------------------------------------------
  Net change in cash and due from banks                  102,825     (76,772)
  Cash and due from banks at beginning of period       1,242,335   1,051,003
  ---------------------------------------------------------------------------
  Cash and due from banks at end of period            $1,345,160  $  974,231
  ===========================================================================

  The accompanying notes are an integral part of these financial statements.
  *Restated to include the accounts and results of Oleifera Investments, Ltd.
   merged with the Company on January 1, 1996.


                                                                         6.



Notes to Consolidated Financial Statements

1.     Basis of Presentation

The accounting and reporting policies of HSBC Americas, Inc. (the Company) and its subsidiaries including its principal subsidiary, Marine Midland Bank, conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1995 Annual Report on Form 10-K.

2.     Pledged Financial Instruments

At March 31, 1996, securities, loans and other assets carried at $1,976,556,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

3.     Merger with Oleifera Investments, Ltd.

The Company's results have been consolidated with Oleifera Investments, Ltd.
(OIL), which was merged with the Company on January 1, 1996 through the contribution of OIL's outstanding stock to the Company by HSBC Holdings B.V. Assets of OIL totaling $183 million at December 31, 1995, consisted primarily of commercial loans and other real estate.

The merger transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of OIL combined with those of the Company at their historical carrying values. The Company's consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of OIL as though the merger transaction occurred as of the beginning of the earliest period presented.

The results of operations previously reported by the Company and OIL for the three month period ended March 31, 1995 and the combined amounts presented in the accompanying consolidated statements of income are:

                                            Three months ended 3/31/95
                                   HSBC      Oleifera
                              Americas,  Investments,
                                   Inc.          Ltd.   Combined
                                        (in millions)
Net interest income,
  after provision for loan losses $89.4          $4.7      $94.1
Net income                         66.0           7.9       73.9



                                                                         7.


4.   New Accounting Standards

Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (FAS 122) prospectively. FAS 122 requires that a mortgage banking enterprise recognize as separate assets the right to service mortgage loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets.

As originated or purchased mortgage loans are sold, securitized or where a definitive plan exists to sell or securitize such loans, their total cost is allocated between servicing rights and the loans, based on relative fair values.

FAS 122 specifies that servicing rights be evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is to be recorded through use of a valuation reserve, servicing rights will be stratified based upon interest rates and whether or not such rates are fixed or variable.

The adoption of FAS 122 did not have a material effect on the financial position or results of operations of the Company.


                                                                         8.



Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC Americas, Inc. (the Company) reported first quarter 1996 net income of $85.9 million. This is the first quarter that the Company reported results consolidated with Oleifera Investments, Ltd. (OIL), which was merged with the Company on January 1, 1996 through the contribution of OIL's outstanding stock to the Company. As described in Note 2 to the financial statements, "Merger with Oleifera Investments, Ltd.", prior year data has been restated to reflect the merger with OIL. Net income for the comparable three month period of 1995 was $73.9 million.

Net income in the first quarter of 1996 reflected improved net interest income and lower provision for loan losses and operating expenses. The provision for loan losses in the first quarter of 1995 primarily relates to the assets acquired through the merger of Concord Leasing, Inc. (Concord) as a result of management's decision to accelerate the timing of control and disposal of Concord's exit portfolios. A one-time tax benefit was recognized for the expected use of a portion of Concord's net operating loss carryforwards.

Net Interest Income

Net interest income for the first quarter of 1996 was $230.1 million compared with $219.1 million for the first quarter of 1995.

Interest income of $388.6 million in the first quarter of 1996 was 8.8% higher than the first quarter of 1995. Average earning assets of $18.8 billion in the first quarter of 1996 were $1.4 billion higher than a year ago and the average rate earned on earning assets was 8.34% compared with 8.35% a year ago. The improvement in interest income is due to a number of factors, including increases in consumer and core commercial loan volume, an increased investment portfolio, and a reduction in commercial nonaccruing assets.

Interest expense for the first quarter of 1996 was $158.5 million, representing a 14.9% increase over the first quarter of 1995. Average interest bearing liabilities for the first quarter of 1996 were $15.0 billion, compared with $13.3 billion a year ago. The average rate paid on interest bearing liabilities was 4.24% compared with 4.22% a year ago.

The taxable equivalent net yield on average total assets for the current year's first quarter was 4.64% compared with 4.78% in the 1995 first quarter. The decrease in net yield resulted from increases in trading assets and investment securities which are at rates lower than loans.

                                                                         9.



Other Operating Income

Total other operating income was $79.6 million in the first quarter of 1996, compared with $76.4 million in the 1995 first quarter. The major source of improvement was gains realized on highly leveraged partnership interests.

Other Operating Expenses

Other operating expenses were $154.6 million in the 1996 first quarter compared with $158.5 million for the 1995 first quarter. Both staff count and personnel costs have declined. In addition, the Federal Deposit Insurance Corp. (FDIC) insurance premium rate assessed on deposits decreased. This event resulted in a $7.0 million decrease in other expense compared with the first quarter of 1995. The premium charged is consistent with other U.S. banks which are considered "well capitalized" by U.S. regulators.

Other operating expenses in the 1995 first quarter were favorably affected by income of $5.7 million associated with other real estate transactions compared with expenses of $.7 million in the 1996 first quarter.

Income Taxes

Contemplated in the merger of Concord and the Company on January 1, 1995 was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that can be used to offset future taxable income of the Company. At January 1, 1995, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, management determined that a reduction in the valuation allowance of $73.5 million relating to Concord's operating loss carryforwards should be recognized in the first quarter of 1995 since the realization of such carryforwards was now considered probable.

The reduction in taxes from a statutory rate of 43% to an effective rate of 36.5% in the first quarter of 1996 also relates to recognized deferred losses of Concord. The deferred tax asset at March 31, 1996 was $99 million, net of valuation reserve of $216 million.

                                                                      10.



Asset Quality

The following table provides a summary of the loan loss allowance and nonaccruing loans:

                              3 Months     3 Months        Year
                                 Ended        Ended       Ended
                               3/31/96      3/31/95*   12/31/95*
                                       (in millions)
Allowance for Loan Losses
  Balance at beginning
    of period                   $477.5       $531.5    $  531.5
  Allowance related to
    acquired companies               -            -          .4
  Provision charged to income     19.7        125.0       175.3
  Net charge offs                 25.4         85.2       229.7

  Balance at end of period      $471.8       $571.3    $  477.5


                              March 31, December 31,   March 31,
                                  1996         1995*       1995*
                                       (in millions)

Nonaccruing Loans
  Balance at end of period      $423.3       $468.3    $  740.2
  As a percent of loans
   outstanding                    3.16%        3.40%       5.69%

Nonperforming Loans and Assets **
  Balance at end of period      $496.0       $578.1    $1,026.9
  As a percent of total assets    2.30%        2.81%       5.35%

Allowance Ratios
  Allowance for loan losses
  as a percent of:
  Loans                           3.52%        3.47%       4.39%
  Nonaccruing loans             111.45       101.95       77.18

* Restated to include the accounts and results of Oleifera Investments Ltd.
  merged with the Company on January 1, 1996.
**   Includes nonaccruing loans, other real estate and other owned assets.

Provisions for loan losses were $19.7 million in the first quarter of 1996 compared with $125.0 million in the first quarter of 1995. See page 8 for a discussion relating to the provision recorded in the first quarter of 1995.

The Company identified impaired loans as defined by FAS 114 totaling $300.6 million at March 31, 1996, of which $90.2 million had a specific loan loss allowance of $51.0 million. At December 31, 1995, impaired loans totaled $347.8 million of which $116.7 million had a specific loan allowance of $61.1 million. Interest income is not recognized on loans identified as impaired.

                                                                        11.



Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At March 31, 1996, $20.3 billion notional value of such positions, with an estimated negative fair value of $27.1 million were outstanding. At December 31, 1995 $16.8 billion notional value of such positions, with an estimated negative fair value of $10.7 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At March 31, 1996, $.9 billion notional value of such positions with an estimated negative fair value of $1.5 million were outstanding. At December 31, 1995 $1.0 billion of notional value of such positions with an estimated negative fair value of $.9 million were outstanding.

The Company's credit risk associated with off-balance sheet positions is not considered material, since almost all derivative contracts are executed with counterparties affiliated through common ownership.

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $3.1 billion at March 31, 1996 compared with $2.6 billion at December 31, 1995. Loans at March 31, 1996 were 62.2% of total assets compared with 67.0% at December 31, 1995.

Deposits at March 31, 1996 were $15.7 billion, compared with $15.3 billion at December 31, 1995. Deposits continue to exceed loans and were 117.1% of loans at March 31, 1996. Short-term borrowings, including repurchase agreements, were $2.9 billion at March 31, 1996 compared with $2.5 billion at December 31, 1995. Long-term borrowings of $.7 billion at March 31, 1996 were at the same level as December 31, 1995.

Capital

Shareholders' equity was $1.8 billion at March 31, 1996 compared with $1.7 billion at December 31, 1995.

Under risk-based capital guidelines, the Company's capital ratios were 11.43% at the Tier 1 level and 16.91% at the total capital level at March 31, 1996. These ratios compare with 10.89% at the Tier 1 level and 16.39% at the total capital level at December 31, 1995.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.62% at March 31, 1996 compared with 8.36% at December 31, 1995.


                                                                         12.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*         HSBC AMERICAS,INC.

                                 First Quarter 1996     First Quarter 1995 **
dollars in millions            Balance  Interest  Rate  Balance Interest Rate
- ------------------------------------------------------------------------------
Assets
Interest bearing deposits
with banks                     $  1,434 $  20.0  5.62 % $  1,182 $  17.9 6.13 %
Federal funds sold and securities
purchased under resale agreements   362     4.8  5.37        578     8.3 5.85
Trading assets                      802    12.1  6.04        387     7.0 7.23
Securities:
    U.S. Government and
    federal agency obligations    2,543    36.1  5.70      2,056    31.0 6.08
    Other securities                270     5.9  8.72        233     3.3 5.86
- ------------------------------------------------------------------------------
         Total securities         2,813    42.0  6.00      2,289    34.3 6.09
Loans:
    Domestic:
         Commercial               6,418   140.2  8.79      6,563   136.8 8.46
         Consumer                 6,435   161.4 10.08      5,852   143.8 9.93
- ------------------------------------------------------------------------------
              Total domestic     12,853   301.6  9.52     12,415   280.6 9.16
    International                   516     9.0  6.97        548    10.2 7.52
- ------------------------------------------------------------------------------
              Total loans        13,369   310.6  9.34     12,963   290.8 9.10
- ------------------------------------------------------------------------------
Total earning assets             18,780 $ 389.5  8.34 %   17,399 $ 358.3 8.35 %
- ------------------------------------------------------------------------------
Less  - allowance for loan losses  (476)                    (543)
Cash and due from banks           1,003                      912
Other assets                        735                      931
- ------------------------------------------------------------------------------
Total assets                   $ 20,042                 $ 18,699
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  1,627 $   5.5  1.35 % $  1,571 $   7.6 1.95 %
Consumer savings deposits         3,751    29.1  3.12      3,821    29.6 3.14
Other consumer time deposits      3,231    44.4  5.52      2,864    36.6 5.19
Commercial and public savings
    and other time deposits       1,929    19.8  4.12      1,506    14.8 3.99
Deposits in foreign offices       1,364    17.9  5.30      1,259    13.2 4.27
- ------------------------------------------------------------------------------
Total time deposits              11,902   116.7  3.94     11,021   101.8 3.75
- ------------------------------------------------------------------------------
Short-term borrowings             2,421    30.2  5.02      1,534    23.2 6.14
Long-term debt                      710    11.6  6.55        713    13.0 7.36
- ------------------------------------------------------------------------------
Total funds borrowed              3,131    41.8  5.37      2,247    36.2 6.53
- ------------------------------------------------------------------------------
Total interest bearing
 liabilities                     15,033 $ 158.5  4.24 %   13,268 $ 138.0 4.22 %
- ------------------------------------------------------------------------------
Interest rate spread                             4.10 %                  4.13 %
- ------------------------------------------------------------------------------
Demand deposits                   2,979                    3,031
Other liabilities                   291                      704
Total shareholders' equity        1,739                    1,696
- ------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 20,042                 $ 18,699
==============================================================================

Net interest income                     $ 231.0                  $ 220.3
Net yield on average earning assets              4.95 %                  5.14 %
Net yield on average total assets                4.64                    4.78
- ------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 221.0  5.23 %          $ 206.4 5.39 %
    International                          10.0  2.26               13.9 3.04
==============================================================================
 * Interest and rates are presented on a taxable equivalent basis.
** Restated to include the accounts and results of Oleifera Investments, Ltd.
   merged with the Company on January 1, 1996.


                                                                        13.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         None

     (b) Report on Form 8-K
         None

                                                                        14.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               HSBC Americas, Inc.
                                                  (Registrant)









Date:  May 13, 1996              /s/       Gerald A. Ronning
                                           Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                      as Chief Accounting Officer)