Form 10-Q/A
period 1995-09-30
HSBC AMERICAS INC
filed 1996-06-07
CIK 62348

[ARTICLE] 9
[RESTATED]
[MULTIPLIER] 1,000,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                           1,079
[INT-BEARING-DEPOSITS]                           1,076
[FED-FUNDS-SOLD]                                   770
[TRADING-ASSETS]                                   538
[INVESTMENTS-HELD-FOR-SALE]                         84
[INVESTMENTS-CARRYING]                           2,626
[INVESTMENTS-MARKET]                             2,645
[LOANS]                                         13,341
[ALLOWANCE]                                        530
[TOTAL-ASSETS]                                  19,909
[DEPOSITS]                                      14,804
[SHORT-TERM]                                     2,108
[LIABILITIES-OTHER]                                455
[LONG-TERM]                                        710
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                         98
[COMMON]                                             0
[OTHER-SE]                                       1,734
[TOTAL-LIABILITIES-AND-EQUITY]                  19,909
[INTEREST-LOAN]                                    901
[INTEREST-INVEST]                                  104
[INTEREST-OTHER]                                    96
[INTEREST-TOTAL]                                 1,101
[INTEREST-DEPOSIT]                                 340
[INTEREST-EXPENSE]                                 438
[INTEREST-INCOME-NET]                              663
[LOAN-LOSSES]                                      158
[SECURITIES-GAINS]                                  11
[EXPENSE-OTHER]                                    511
[INCOME-PRETAX]                                    232
[INCOME-PRE-EXTRAORDINARY]                         219
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       219
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0
[YIELD-ACTUAL]                                    5.11
[LOANS-NON]                                        585
[LOANS-PAST]                                        51
[LOANS-TROUBLED]                                    22
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                   531
[CHARGE-OFFS]                                      204
[RECOVERIES]                                        45
[ALLOWANCE-CLOSE]                                  530
[ALLOWANCE-DOMESTIC]                               242
[ALLOWANCE-FOREIGN]                                 17
[ALLOWANCE-UNALLOCATED]                            271