Form 10-Q/A
period 1995-09-30
HSBC AMERICAS INC
filed 1996-06-07
CIK 62348

[ARTICLE] 9
[RESTATED]
[MULTIPLIER] 1,000,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1995
[CASH]                                             866
[INT-BEARING-DEPOSITS]                             915
[FED-FUNDS-SOLD]                                 1,473
[TRADING-ASSETS]                                   514
[INVESTMENTS-HELD-FOR-SALE]                        111
[INVESTMENTS-CARRYING]                           1,878
[INVESTMENTS-MARKET]                             1,893
[LOANS]                                         13,165
[ALLOWANCE]                                        522
[TOTAL-ASSETS]                                  19,379
[DEPOSITS]                                      14,893
[SHORT-TERM]                                     1,548
[LIABILITIES-OTHER]                                475
[LONG-TERM]                                        711
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                         98
[COMMON]                                             0
[OTHER-SE]                                       1,654
[TOTAL-LIABILITIES-AND-EQUITY]                  19,379
[INTEREST-LOAN]                                    590
[INTEREST-INVEST]                                   67
[INTEREST-OTHER]                                    66
[INTEREST-TOTAL]                                   723
[INTEREST-DEPOSIT]                                 218
[INTEREST-EXPENSE]                                 285
[INTEREST-INCOME-NET]                              438
[LOAN-LOSSES]                                      141
[SECURITIES-GAINS]                                   7
[EXPENSE-OTHER]                                    338
[INCOME-PRETAX]                                    116
[INCOME-PRE-EXTRAORDINARY]                         138
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       138
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0
[YIELD-ACTUAL]                                    5.12
[LOANS-NON]                                        625
[LOANS-PAST]                                        54
[LOANS-TROUBLED]                                    22
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                   531
[CHARGE-OFFS]                                      179
[RECOVERIES]                                        29
[ALLOWANCE-CLOSE]                                  522
[ALLOWANCE-DOMESTIC]                               277
[ALLOWANCE-FOREIGN]                                 16
[ALLOWANCE-UNALLOCATED]                            229