Form 10-Q/A
period 1995-09-30
HSBC AMERICAS INC
filed 1996-06-07
CIK 62348

[ARTICLE] 9
<RESTATE>
[MULTIPLIER] 1,000,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                             974
[INT-BEARING-DEPOSITS]                             970
[FED-FUNDS-SOLD]                                 1,099
[TRADING-ASSETS]                                   397
[INVESTMENTS-HELD-FOR-SALE]                        114
[INVESTMENTS-CARRYING]                           2,116
[INVESTMENTS-MARKET]                             2,091
[LOANS]                                         13,009
[ALLOWANCE]                                        571
[TOTAL-ASSETS]                                  19,182
[DEPOSITS]                                      14,311
[SHORT-TERM]                                     1,777
[LIABILITIES-OTHER]                                651
[LONG-TERM]                                        713
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                         98
[COMMON]                                             0
[OTHER-SE]                                       1,632
[TOTAL-LIABILITIES-AND-EQUITY]                  19,182
[INTEREST-LOAN]                                    290
[INTEREST-INVEST]                                   34
[INTEREST-OTHER]                                    33
[INTEREST-TOTAL]                                   357
[INTEREST-DEPOSIT]                                 102
[INTEREST-EXPENSE]                                 138
[INTEREST-INCOME-NET]                              219
[LOAN-LOSSES]                                      125
[SECURITIES-GAINS]                                   2
[EXPENSE-OTHER]                                    158
[INCOME-PRETAX]                                     12
[INCOME-PRE-EXTRAORDINARY]                          74
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                        74
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0
[YIELD-ACTUAL]                                    5.14
[LOANS-NON]                                        740
[LOANS-PAST]                                        47
[LOANS-TROUBLED]                                    11
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                   531
[CHARGE-OFFS]                                      102
[RECOVERIES]                                        17
[ALLOWANCE-CLOSE]                                  571
[ALLOWANCE-DOMESTIC]                               339
[ALLOWANCE-FOREIGN]                                  3
[ALLOWANCE-UNALLOCATED]                            229