Form 10-Q
period 1996-06-30
HSBC AMERICAS INC
filed 1996-08-13
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1996               Commission file number 1-2940

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

This report includes a total of 16 pages.




                                                                      2.



Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         June 30, 1996 and December 31, 1995                             3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 1996 and 1995                                    4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 1996 and 1995                                    5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 1996 and 1995                                          5

         Notes to Consolidated Financial Statements                      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               15

Signatures                                                              16


                                                                           3.

CONSOLIDATED BALANCE SHEET                                HSBC AMERICAS, INC.


                                                June 30,         December 31,
dollars in thousands                            1996             1995*
- ------------------------------------------------------------------------------>

ASSETS
Cash and due from banks                       $  1,133,577     $    1,242,335
Interest bearing deposits with banks             1,182,367          1,488,101
Federal funds sold and securities purchased
  under resale agreements                          976,771            518,256
Trading assets                                     871,465            616,531
Securities available for sale                    3,341,071          2,613,830
Loans                                           14,760,088         13,772,339
Less - allowance for loan losses                   458,001            477,502
- ------------------------------------------------------------------------------
      Loans, net                                14,302,087         13,294,837

Premises and equipment                             181,830            180,552
Customers' acceptance liability                     23,253             21,671
Accrued interest receivable                        175,693            150,335
Other real estate and other owned assets            67,019            109,758
Other assets                                       471,912            317,137
- ------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 22,727,045     $   20,553,343
==============================================================================

LIABILITIES
Deposits in domestic offices:
  Noninterest bearing                         $  3,136,966     $    3,433,016
  Interest bearing                              11,726,922         10,454,352
Interest bearing deposits in foreign offices     2,399,870          1,442,484
- ------------------------------------------------------------------------------
      Total deposits                            17,263,758         15,329,852

Federal funds purchased and securities sold
  under repurchase agreements                    1,184,039          1,136,476
Other short-term borrowings                      1,411,848          1,401,634
Interest, taxes and other liabilities              296,415            257,094
Acceptances outstanding                             23,253             21,671
Long-term debt                                     708,724            709,750
- ------------------------------------------------------------------------------
TOTAL LIABILITIES                               20,888,037         18,856,477
- ------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                     98,063             98,063
Common shareholder's equity:
   Common stock                                          5                  5
   Capital surplus                               1,803,094          1,803,094
   Accumulated deficit                             (61,585)          (233,686)
   Net unrealized gain (loss) on securities
   available for sale, net of taxes                   (569)            29,390
- ------------------------------------------------------------------------------
   Total common shareholder's equity             1,740,945          1,598,803
- ------------------------------------------------------------------------------
      Total shareholders' equity                 1,839,008          1,696,866
- ------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 22,727,045     $   20,553,343
==============================================================================

The accompanying notes are an integral part of these financial statements.
* Restated to include the accounts and results of Oleifera Investments, Ltd.
  combined with the Company on January 1, 1996.

                                                                           4.

CONSOLIDATED STATEMENT OF INCOME                          HSBC AMERICAS, INC.

                              Quarter ended June 30  Six months ended June 30

dollars in thousands                1996       1995*         1996       1995*
- ------------------------------------------------------------------------------
Interest income:
  Loans                       $  300,853  $  300,363   $  610,567  $  590,048
  Securities                      49,649      32,835       91,558      67,144
  Trading assets                  13,740       7,700       25,835      14,672
  Deposits with banks             15,790       9,422       35,821      27,289
  Federal funds sold and
  securities purchased under
  resale agreements                8,275      16,074       13,102      24,410
- ------------------------------------------------------------------------------
Total interest income            388,307     366,394      776,883     723,563
- ------------------------------------------------------------------------------

Interest expense:
  Deposits:
    In domestic offices           97,947      97,506      196,727     186,105
    In foreign offices            18,200      18,239       36,162      31,481
  Federal funds purchased and
  securities sold under
  repurchase agreements           16,897       5,643       30,488      11,649
  Other short-term borrowings     17,240      13,052       33,875      30,281
  Long-term debt                  11,306      12,857       22,861      25,803
- ------------------------------------------------------------------------------
Total interest expense           161,590     147,297      320,113     285,319
- ------------------------------------------------------------------------------

Net interest income              226,717     219,097      456,770     438,244
Provision for loan losses         15,000      16,122       34,750     141,122
- ------------------------------------------------------------------------------
Net interest income, after
provision for loan losses        211,717     202,975      422,020     297,122
- ------------------------------------------------------------------------------

Other operating income:
  Trust income                    10,654      11,567       20,585      22,903
  Service charges                 21,895      21,499       42,745      41,428
  Mortgage servicing income        3,963       4,375        8,434       8,885
  Other fees and commissions      28,764      29,992       56,732      59,757
  Trading revenues                   939       1,430        1,354       2,831
  Other income                     8,201      12,724       24,204      21,911
- ------------------------------------------------------------------------------
Total other operating income      74,416      81,587      154,054     157,715
- ------------------------------------------------------------------------------
                                 286,133     284,562      576,074     454,837
- ------------------------------------------------------------------------------

Other operating expenses:
  Salaries                        69,604      70,371      137,761     139,402
  Pension and other employee
  benefits                        15,931      18,365       35,185      39,006
- ------------------------------------------------------------------------------
      Total personnel expense     85,535      88,736      172,946     178,408
  Net occupancy expense           18,692      17,697       38,409      35,182
  Other expenses                  53,421      72,192      100,358     123,267
- ------------------------------------------------------------------------------
Total other operating expenses   157,648     178,625      311,713     336,857
Provision for ORE and other
owned asset losses                 1,293       1,635        1,824       1,635
- ------------------------------------------------------------------------------
Total operating expenses after
provision for ORE and other
owned assets                     158,941     180,260      313,537     338,492
- ------------------------------------------------------------------------------

Income before taxes              127,192     104,302      262,537     116,345
Applicable income tax
expense (benefit)                 38,100      40,280       87,500     (21,590)
- ------------------------------------------------------------------------------

Net income                    $   89,092  $   64,022   $  175,037  $  137,935
==============================================================================

 The accompanying notes are an integral part of these financial statements.
* Restated to include the accounts and results of Oleifera Investments, Ltd. combined with the Company on January 1, 1996.

                                                                    5.

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  HSBC AMERICAS,INC.
  ---------------------------------------------------------------------------

                                                    Six months ended June 30
  dollars in thousands                                      1996       1995*
  ---------------------------------------------------------------------------
  At beginning of period                              $1,696,866  $1,657,448
  Net income                                             175,037     137,935
  Net change in unrealized gain (loss) on
    securities available for sale, net of taxes          (29,959)          -
  Cash dividends declared on preferred stock              (2,936)     (2,937)
  Return of capital to parent                                  -     (40,000)
  ---------------------------------------------------------------------------
  At end of period                                    $1,839,008  $1,752,446
  ===========================================================================

  ---------------------------------------------------------------------------
  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    Six months ended June 30
  dollars in thousands                                      1996       1995*
  ---------------------------------------------------------------------------
  Cash flows from operating activities:
    Net income                                        $  175,037  $  137,935
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
         Depreciation, amortization and deferred taxes    46,603      28,942
         Provision for loan losses                        34,750     141,122
         Net change in other accrual accounts            (25,511)   (235,023)
         Net change in loans originated for sale         (42,428)    (91,348)
         Net change in trading assets                   (252,965)   (107,311)
         Other, net                                      (42,202)    (57,615)
  ---------------------------------------------------------------------------
  Net cash used by operating activities                 (106,716)   (183,298)
  ---------------------------------------------------------------------------
  Cash flows from investing activities:
    Net change in interest bearing deposits with banks   531,793     391,487
    Net change in short-term investments                (458,515)   (873,295)
    Purchases of securities                             (891,367)   (308,732)
    Sales of securities                                   15,396      13,981
    Maturities of securities                             183,367     391,840
    Net change in credit card receivables               (118,758)    (72,743)
    Net change in other short-term loans                  99,077      10,162
    Net originations and maturities of long-term loans    61,456    (170,016)
    Expenditures for premises and equipment               (9,460)     (3,610)
    Cash used in acquisitions, net of cash acquired       (7,094)          -
    Other, net                                            59,334     128,153
  ---------------------------------------------------------------------------
   Net cash used by investing activities                (534,771)   (492,773)
  ---------------------------------------------------------------------------
   Cash flows from financing activities:
    Net change in deposits                               477,888   1,112,383
    Net change in short-term borrowings                   57,777    (578,182)
    Return of capital to parent                                -     (40,000)
    Dividends paid                                        (2,936)     (2,937)
  ---------------------------------------------------------------------------
   Net cash provided by financing activities             532,729     491,264
  ---------------------------------------------------------------------------
  Net change in cash and due from banks                 (108,758)   (184,807)
  Cash and due from banks at beginning of period       1,242,335   1,051,003
  ---------------------------------------------------------------------------
  Cash and due from banks at end of period            $1,133,577  $  866,196
  ===========================================================================

  The accompanying notes are an integral part of these financial statements.
  *Restated to include the accounts and results of Oleifera Investments, Ltd.
   combined with the Company on January 1, 1996





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

2.  Pledged Financial Instruments

At June 30, 1996, securities, loans and other assets carried at $1,641,593,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

3.  Acquisitions

The Company's results have been consolidated with Oleifera Investments, Ltd.
(OIL), which was combined with the Company on January 1, 1996. The net assets of OIL, an indirect wholly-owned subsidiary of HSBC Holdings plc, were transferred to the Company through a contribution of stock. Assets of OIL totaling $183 million at December 31, 1995, consisted primarily of commercial loans and other real estate.

The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of OIL combined with those of the Company at their historical carrying values. The Company's consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of OIL as though they had been combined as of the beginning of the earliest period presented.

On June 28, 1996, the Company acquired all eleven branches and $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank for $93 million. The acquisition was accounted for as a purchase and the results of its operations are included in the financial statements since the date of acquisition. The excess fair value of net assets acquired assignable to goodwill and other intangibles is estimated to be approximately $102 million and will be amortized against income over periods not exceeding fifteen years.

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



                                                                         7.

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

The Company is required to adopt Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125), effective January 1, 1997. The Company does not expect that the adoption of FAS 125 will have a material effect on its financial position or results of operation.




                                                                         8.


Management's Discussion and Analysis of Financial Condition and
Results of Operations


HSBC Americas, Inc. (the Company) reported second quarter net income of $89.1 million, compared with a $64.0 million in the 1995 second quarter. For the first six months of 1996, net income was $175.0 million, compared with a $137.9 million for the first six months of last year. Net income in 1996 reflected improved net interest income derived from growth in loans, deposits, trading assets, investment securities and lower operating expenses.

The financial statements include $1.1 billion in assets and $1.2 billion in liabilities acquired from East River Savings Bank on June 28, 1996 in a transaction accounted for using the purchase method of accounting. The acquisition did not have significant impact on the results of operation for the three or six month period ended June 30, 1996.

Net Interest Income

Net interest income for the second quarter of 1996 increased to $226.7 million compared with $219.1 million for the second quarter of 1995. For the first six months of 1996, net interest income was $456.8 million compared with $438.2 million for the first six months of 1995.

Interest income of $388.3 million in the second quarter of 1996 was 6.0% higher than the second quarter of 1995. Average earning assets of $19.4 billion for the second quarter of 1996 were 12.1% higher than a year ago. The average rate earned on earning assets was 8.06% for the second quarter of 1996 compared with 8.51% a year ago. Interest income of $776.9 million for the first six months of 1996 was 7.4% higher than the first six months of 1995. Average earning assets of $19.1 billion for the first six months of 1996 were 10.0% higher than the first six months of 1995. The average rate earned on earning assets was 8.20% for the first six months of 1996 compared with 8.43% a year ago. The improvement in interest income is due to a number of factors including increases in consumer and core commercial loan volume, an increased investment portfolio, and a reduction in commercial nonaccruing loans.

Interest expense for the second quarter of 1996 was $161.6 million, representing a 9.7% increase over the second quarter of 1995. Average interest bearing liabilities for the second quarter of 1996 were $15.6 billion, 17.0% higher than a year ago. The average rate paid on interest bearing liabilities was 4.18% compared with 4.44% a year ago. Interest expense for the first six months of 1996 was $320.1 million or 12.2% above the first six months of 1995. Average interest bearing liabilities for the first six months of 1996 were $15.3 billion, 15.1% higher than a year ago. The average rate paid on interest bearing liabilities was 4.21% for the first six months of 1996 compared with 4.33% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 1996 was 4.43%, compared with 4.74% a year ago. The taxable equivalent net yield on average total assets for the first six months of 1996 was 4.53%, compared with 4.76% a year ago.



                                                                         9.


Other Operating Income

For the second quarter of 1996, total other operating income was $74.4 million, compared with $81.6 million in the 1995 second quarter. For the first six months of 1996, total other operating income was $154.1 million, compared with $157.7 million for the first six months of 1995. Other income included $.5 million in gains realized on highly leveraged partnership interests during the second quarter of 1996 compared with $4.6 million in the 1995 second quarter. These gains were $4.8 million and $6.6 million for the six months of 1996 and 1995, respectively.

Other Operating Expenses

Other operating expenses were $157.6 million in the 1996 second quarter compared with $178.6 million for the 1995 second quarter. Other operating expenses were $311.7 million for the first six months of 1996 compared with $336.9 million a year ago. The Federal Deposit Insurance Corp. (FDIC) insurance premium decreased principally from the industry-wide reduction in deposit insurance rates. This event resulted in a $13.9 million decrease in other expense in the first half of 1996 compared with the same period in 1995. These premiums are expected to remain at nominal levels throughout 1996.

Income Taxes

Contemplated in the merger of Concord Leasing, Inc. (Concord) and the Company was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that can be used to offset future taxable income of the Company. At January 1, 1995, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, management determined that a reduction in the valuation allowance of $73.5 million relating to Concord's operating loss carryforward was recognized in the first quarter of 1995 since the realization of such carryforwards was now considered probable.

The recognition of deferred losses associated with Concord has continued to result in the reduction in taxes from a statutory effective rate of 43%; 30% in the second quarter of 1996 (33% in the first half of 1996) compared with 36% in the same quarter of 1995.

The deferred tax asset at June 30, 1996 was $83 million, net of valuation reserve of $279 million, compared with $88 million, net of valuation reserve of $304 million at December 31, 1995.



                                                                        10.


Asset Quality

The following tables provides a summary of the loan loss allowance and nonperforming assets.


                                 2nd       2nd  6 Months       Year   6 Months
                             Quarter   Quarter     Ended      Ended      Ended
                                1996     1995*   6/30/96   12/31/95*  6/30/95*
                                             (in millions)
Allowance for Loan Losses
Balance at beginning of period $471.8    $571.3   $477.5     $531.5     $531.5
Allowance related to acquired
  companies                       3.4         -      3.4         .4          -
Provision charged to income      15.0      16.1     34.8      175.3      141.1
Net charge offs                  32.2      65.5     57.7      229.7      150.7

Balance at end of period       $458.0    $521.9   $458.0     $477.5     $521.9


                                    June 30,       December 31,       June 30,
                                       1996               1995*          1995*
                                                    (in millions)
Nonaccruing Loans                                                      <c.
Balance at end of period             $387.2             $468.3         $625.2
As a percent of loans outstanding      2.62%              3.40%          4.75%

Nonperforming Loans and Assets**
Balance at end of period             $454.3             $578.1         $870.1
As a percent of total assets           2.00%              2.81%          4.49%

Allowance Ratios
Allowance for loan losses as a
 percent of:
    Loans                              3.10%              3.47%          3.96%
    Nonaccruing loans                118.27             101.95          83.48


 * Restated to include the accounts and results of Oleifera Investments, Ltd.
   combined with the Company on January 1, 1996.
** Includes nonaccruing loans, other real estate and other owned assets.

Provisions for loan losses were $15.0 million in the second quarter of 1996 compared with $16.1 million in the second quarter of 1995. Provisions for loan losses for the first half of 1996 were $34.8 million compared with $141.1 million during the first half of 1995. Provision expense during the first half of 1996 reflected the higher level of net charge offs in the credit card portfolio, $39.0 million in 1996 compared with $20.6 million in 1995. The Company recorded in 1996 significant recoveries in commercial loans previously charged off which partially offset increased credit card charge offs.

The provision for loan losses in the first half of 1995 primarily related to the assets acquired through the merger of Concord on January 1, 1995 as a result of management's decision to accelerate the timing of control and disposal of Concord's exit portfolios.




                                                                        11.


The Company identified impaired loans as defined by FAS 114 totaling $328 million at June 30, 1996, of which $69 million had a specific loan loss allowance of $40 million. At December 31, 1995, the Company had identified impaired loans of $348 million, of which $117 million had a specific loan loss allowance of $61 million. Interest income is not recognized on loans identified as impaired.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At June 30, 1996, $21.5 billion notional value of such positions, with an estimated negative fair value of approximately $32.6 million were outstanding. At December 31, 1995, $16.8 billion notional value of such positions, with an estimated negative fair value of $10.7 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At June 30, 1996, $2.7 billion notional value of such positions with an estimated negative fair value of $1.4 million were outstanding. At December 31, 1995 $1.0 billion of notional value of such positions with an estimated negative fair value of $.9 million, were outstanding.

The Company's credit risk associated with off-balance sheet positions is not considered material, since almost all derivative contracts are executed with counterparties affiliated through common ownership. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk based capital ratio calculations under the banking regulators' guidelines.

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $3.0 billion at June 30, 1996 compared with $2.6 billion at December 31, 1995. Loans at June 30, 1996 were 64.9% of total assets compared with 67.0% at December 31, 1995.

Deposits at June 30, 1996 were $17.3 billion, compared with $15.3 billion at December 31, 1995. Deposits continue to exceed loans and were 117.0% of loans at June 30, 1996. The Company acquired the East River Savings Bank branch network and deposits and selected commercial, residential and consumer loans on June 28, 1996. This transaction increased deposits by $1.2 billion and loans by $.9 billion.

Short-term borrowings, including repurchase agreements, were $2.6 billion at June 30, 1996 compared with $2.5 billion at December 31, 1995. Long-term borrowings of $.7 billion at June 30, 1996 were at the same level as December 31, 1995.




                                                                        12.


Capital

Shareholders' equity was $1.8 billion at June 30, 1996 compared with $1.7 billion at December 31, 1995.

Under risk-based capital guidelines, the Company's capital ratios were 10.56% at the Tier 1 level and 15.76% at the total capital level at June 30, 1996. These ratios compare with 10.89% at the Tier 1 level and 16.39% at the total capital level at December 31, 1995.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.31% at June 30, 1996 compared with 8.36% at December 31, 1995.



                                                                          13.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*          HSBC AMERICAS,INC.

                                 Second Quarter 1996    Second Quarter 1995**
dollars in millions             Balance Interest  Rate  Balance Interest Rate
- ------------------------------------------------------------------------------
Assets
Interest bearing deposits
with banks                     $  1,186 $  15.8  5.36 % $    614 $   9.4 6.15 %
Federal funds sold and securities
purchased under resale agreements   635     8.3  5.24      1,042    16.1 6.19
Trading assets                      910    13.8  6.07        434     7.7 7.12
Securities:
    U.S. Government and
    federal agency obligations    3,060    44.0  5.78      1,916    29.7 6.22
    Other securities                248     5.7  9.20        223     3.2 5.63
- ------------------------------------------------------------------------------
         Total securities         3,308    49.7  6.05      2,139    32.9 6.16
Loans:
    Domestic:
         Commercial               6,256   129.8  8.34      6,543   143.4 8.79
         Consumer                 6,606   163.3  9.93      6,002   149.0 9.95
- ------------------------------------------------------------------------------
              Total domestic     12,862   293.1  9.16     12,545   292.4 9.35
    International                   518     8.6  6.70        546     9.1 6.68
- ------------------------------------------------------------------------------
              Total loans        13,380   301.7  9.07     13,091   301.5 9.24
- ------------------------------------------------------------------------------
Total earning assets             19,419 $ 389.3  8.06 %   17,320 $ 367.6 8.51 %
- ------------------------------------------------------------------------------
Less  - allowance for loan losses  (466)                    (567)
Cash and due from banks             987                      870
Other assets                        726                    1,012
- ------------------------------------------------------------------------------
Total assets                   $ 20,666                 $ 18,635
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  1,631 $   5.2  1.29 % $  1,575 $   7.5 1.93 %
Consumer savings deposits         3,883    29.7  3.08      3,730    30.1 3.24
Other consumer time deposits      3,277    43.5  5.34      3,065    42.0 5.49
Commercial and public savings
    and other time deposits       1,937    19.5  4.05      1,671    17.9 4.28
Deposits in foreign offices       1,420    18.3  5.16      1,419    18.3 5.15
- ------------------------------------------------------------------------------
Total time deposits              12,148   116.2  3.85     11,460   115.8 4.05
- ------------------------------------------------------------------------------
Short-term borrowings             2,707    34.1  5.07      1,136    18.7 6.60
Long-term debt                      709    11.3  6.41        712    12.8 7.24
- ------------------------------------------------------------------------------
Total funds borrowed              3,416    45.4  5.35      1,848    31.5 6.85
- ------------------------------------------------------------------------------
Total interest bearing
 liabilities                     15,564 $ 161.6  4.18 %   13,308 $ 147.3 4.44 %
- ------------------------------------------------------------------------------
Interest rate spread                             3.88 %                  4.07 %
- ------------------------------------------------------------------------------
Demand deposits                   3,020                    2,970
Other liabilities                   285                      597
Total shareholders' equity        1,797                    1,760
- ------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 20,666                 $ 18,635
==============================================================================

Net interest income                     $ 227.7                  $ 220.3
Net yield on average earning assets              4.72 %                  5.10 %
Net yield on average total assets                4.43                    4.74
- ------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 219.6  4.81 %          $ 211.0 5.25 %
    International                           8.1  3.12                9.3 3.09
==============================================================================
 * Interest and rates are presented on a taxable equivalent basis.
** Restated to include the accounts and results of Oleifera Investments,Ltd.
   combined with the Company on January 1, 1996.


                                                                          14.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*         HSBC AMERICAS, INC.

                                Six Months 1996          Six Months 1995**
dollars in millions           Balance  Interest Rate   Balance  Interest Rate
- -----------------------------------------------------------------------------
Assets
Interest bearing deposits
 with banks                    $ 1,310 $  35.8  5.50 % $    896 $  27.3 6.14 %
Federal funds sold and securities
purchased under resale agreements  498    13.1  5.29        812    24.4 6.07
Trading assets                     856    25.9  6.06        410    14.7 7.17
Securities:
    U.S. Government and
    federal agency obligations   2,801    80.1  5.75      1,985    60.7 6.15
    Other securities               260    11.6  8.95        228     6.5 5.75
- -----------------------------------------------------------------------------
         Total securities        3,061    91.7  6.02      2,213    67.2 6.12
Loans:
    Domestic:
         Commercial              6,336   270.0  8.57      6,553   280.3 8.62
         Consumer                6,521   324.7 10.00      5,928   292.8 9.94
- -----------------------------------------------------------------------------
              Total domestic    12,857   594.7  9.30     12,481   573.1 9.26
    International                  517    17.6  6.84        547    19.2 7.09
- -----------------------------------------------------------------------------
              Total loans       13,374   612.3  9.21     13,028   592.3 9.17
- -----------------------------------------------------------------------------
Total earning assets            19,099 $ 778.8  8.20 %   17,359 $ 725.9 8.43 %
- -----------------------------------------------------------------------------
Less - allowance for loan losses  (471)                    (555)
Cash and due from banks            995                      891
Other assets                       731                      972
- -----------------------------------------------------------------------------
Total assets                   $20,354                 $ 18,667
=============================================================================


Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 1,629 $  10.7  1.32 % $  1,573 $  15.1 1.94 %
Consumer savings deposits        3,817    58.8  3.10      3,775    59.7 3.19
Other consumer time deposits     3,254    87.9  5.43      2,965    78.6 5.35
Commercial and public savings
    and other time deposits      1,933    39.3  4.09      1,589    32.7 4.14
Deposits in foreign offices      1,392    36.2  5.22      1,340    31.5 4.74
- -----------------------------------------------------------------------------
Total time deposits             12,025   232.9  3.89     11,242   217.6 3.90
- -----------------------------------------------------------------------------
Short-term borrowings            2,564    64.3  5.05      1,334    41.9 6.34
Long-term debt                     709    22.9  6.48        713    25.8 7.30
- -----------------------------------------------------------------------------
Total funds borrowed             3,273    87.2  5.36      2,047    67.7 6.67
- -----------------------------------------------------------------------------
Total interest bearing
 liabilities                    15,298 $ 320.1  4.21 %   13,289 $ 285.3 4.33 %
- -----------------------------------------------------------------------------
Interest rate spread                            3.99 %                  4.10 %
- -----------------------------------------------------------------------------
Demand deposits                  3,000                    3,000
Other liabilities                  288                      650
Total shareholders' equity       1,768                    1,728
- -----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $20,354                 $ 18,667
=============================================================================

Net interest income                    $ 458.7                  $ 440.6
Net yield on average earning assets             4.83 %                  5.12 %
Net yield on average total assets               4.53                    4.76
- -----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
    Domestic                           $ 440.6  5.01 %          $ 417.4 5.32 %
    International                         18.1  2.57               23.2 3.06
=============================================================================
 * Interest and rates are presented on a taxable equivalent basis.
** Restated to include the accounts and results of Oleifera Investments, Ltd.
   combined with the Company on January 1, 1996.





                                                                        15.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits
      None

  (b) Report on Form 8-K
      A current report on Form 8-K dated June 5, 1996 was filed with the Securities and Exchange Commission on June 6, 1996, reporting that Oleifera Investments, Ltd. (OIL), was combined with the Company on January 1, 1996. A Supplemental Annual Report for 1995 was provided restating financial information to include the accounts and results of operation of OIL as though the transaction occurred as of the beginning of the earliest period presented.





                                                                        16.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    HSBC Americas, Inc.
                                       (Registrant)









Date    August 9, 1996         /s/      Gerald A. Ronning
                                        Gerald A. Ronning
                               Executive Vice President & Controller
                                   (On behalf of Registrant and
                                   as Chief Accounting Officer)