Form 10-Q
period 1996-09-30
HSBC AMERICAS INC
filed 1996-11-05
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996          Commission file number 1-2940

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





                                                                         2.


Part I - FINANCIAL INFORMATION

                                                                       Page
Item 1 - Financial Statements

     Consolidated Balance Sheet
     September 30, 1996 and December 31, 1995                             3

     Consolidated Statement of Income
     For The Quarter and Nine Months
     Ended September 30, 1996 and 1995                                    4

     Consolidated Statement of Changes in
     Shareholders' Equity For The Nine Months
     Ended September 30, 1996 and 1995                                    5

     Consolidated Statement of Cash Flows
     For The Nine Months Ended
     September 30, 1996 and 1995                                          5

     Notes to Consolidated Financial Statements                           6

Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     8

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                15

Signatures                                                               16






                                                                            3.


CONSOLIDATED BALANCE SHEET                                 HSBC AMERICAS, INC.


                                                September 30,     December 31,
dollars in thousands                            1996              1995*
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $    924,163       $  1,242,335
Interest bearing deposits with banks             1,334,850          1,488,101
Federal funds sold and securities purchased
  under resale agreements                        1,092,569            518,256
Trading assets                                     791,225            616,531
Securities available for sale                    3,125,670          2,613,830
Loans                                           14,426,357         13,772,339
Less - allowance for loan losses                   441,494            477,502
------------------------------------------------------------------------------
      Loans, net                                13,984,863         13,294,837

Premises and equipment                             180,997            180,552
Customers' acceptance liability                     19,791             21,671
Accrued interest receivable                        175,850            150,335
Other real estate and other owned assets            66,911            109,758
Other assets                                       461,229            317,137
------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 22,158,118       $ 20,553,343
==============================================================================

LIABILITIES
Deposits in domestic offices:
  Noninterest bearing                         $  3,280,342       $  3,433,016
  Interest bearing                              11,537,886         10,454,352
Interest bearing deposits in foreign offices     2,416,442          1,442,484
------------------------------------------------------------------------------
      Total deposits                            17,234,670         15,329,852

Federal funds purchased and securities sold
  under repurchase agreements                      597,607          1,136,476
Other short-term borrowings                      1,508,988          1,401,634
Interest, taxes and other liabilities              271,256            257,094
Acceptances outstanding                             19,791             21,671
Long-term debt                                     583,149            709,750
------------------------------------------------------------------------------
TOTAL LIABILITIES                               20,215,461         18,856,477
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                     98,063             98,063
Common shareholder's equity:
   Common stock                                          5                  5
   Capital surplus                               1,803,274          1,803,094
   Retained earnings (accumulated deficit)          37,926           (233,686)
Net unrealized gain on securities
available for sale, net of taxes                     3,389             29,390
------------------------------------------------------------------------------
   Total common shareholder's equity             1,844,594          1,598,803
------------------------------------------------------------------------------
      Total shareholders' equity                 1,942,657          1,696,866
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 22,158,118       $ 20,553,343
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





                                                                            4.

CONSOLIDATED STATEMENT OF INCOME                           HSBC AMERICAS, INC.

                                   Quarter ended            Nine months ended
dollars in thousands               September 30             September 30
------------------------------------------------------------------------------
                                   1996      1995 *         1996       1995 *
Interest income:
  Loans                       $ 331,812  $  310,877  $   942,379  $   900,926
  Securities                     49,109      37,318      140,668      104,461
  Trading assets                 12,574       9,030       38,409       23,702
  Deposits with banks            15,647      13,463       51,468       40,752
  Federal funds sold and
  securities purchased under
  resale agreements               7,463       6,660       20,564       31,070
------------------------------------------------------------------------------
Total interest income           416,605     377,348    1,193,488    1,100,911
------------------------------------------------------------------------------

Interest expense:
  Deposits:
    In domestic offices         107,582     102,804      304,308      288,909
    In foreign offices           17,036      19,257       53,198       50,738
  Federal funds purchased and
  securities sold under
  repurchase agreements          15,772       9,737       46,260       21,386
  Other short-term borrowings    15,256       8,532       49,131       38,813
  Long-term debt                 11,413      12,518       34,274       38,321
------------------------------------------------------------------------------
Total interest expense          167,059     152,848      487,171      438,167
------------------------------------------------------------------------------

Net interest income             249,546     224,500      706,317      662,744
Provision for loan losses        15,000      16,939       49,750      158,061
------------------------------------------------------------------------------
Net interest income, after
provision for loan losses       234,546     207,561      656,567      504,683
------------------------------------------------------------------------------

Other operating income:
  Trust income                    9,748      11,162       30,332       34,065
  Service charges                22,709      21,274       65,453       62,702
  Mortgage servicing income       3,495       3,769       11,929       12,654
  Other fees and commissions     29,078      30,805       85,810       90,561
  Trading revenues                1,250       1,420        2,604        4,251
  Other income                   11,395      12,764       35,600       34,675
------------------------------------------------------------------------------
Total other operating income     77,675      81,194      231,728      238,908
------------------------------------------------------------------------------
                                312,221     288,755      888,295      743,591
------------------------------------------------------------------------------

Other operating expenses:
  Salaries                       73,633      72,339      211,395      211,741
  Pension and other employee
  benefits                       18,061      15,823       53,246       54,829
------------------------------------------------------------------------------
      Total personnel expense    91,694      88,162      264,641      266,570
  Net occupancy expense          20,436      20,056       58,845       55,238
  Other expenses                 61,701      61,208      162,059      184,475
------------------------------------------------------------------------------
Total other operating expenses  173,831     169,426      485,545      506,283
Provision for ORE and
other owned asset losses            811       3,466        2,634        5,101
------------------------------------------------------------------------------

Total operating expenses after
provision for ORE and other
owned assets                    174,642     172,892      488,179      511,384
------------------------------------------------------------------------------

Income before taxes             137,579     115,863      400,116      232,207
Applicable income tax expense    36,600      34,835      124,100       13,245
------------------------------------------------------------------------------

Net income                    $ 100,979  $   81,028  $   276,016  $   218,962
==============================================================================

 The accompanying notes are an integral part of these financial statements.
* Restated to include the accounts and results of Oleifera Investments, Ltd. combined with the Company on January 1, 1996.





                                                                           5.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY  HSBC AMERICAS,INC.
---------------------------------------------------------------------------

                                            Nine months ended September 30

dollars in thousands                                     1996         1995*
---------------------------------------------------------------------------
At beginning of period                              $1,696,866  $1,657,448
Net income                                             276,016     218,962
Net change in unrealized gain on
  securities available for sale, net of taxes          (26,001)          -
Cash dividends declared on preferred stock              (4,404)     (4,404)
Return of capital to parent                                  -     (40,000)
Capital contributions from parent                          180           -
---------------------------------------------------------------------------
At end of period                                    $1,942,657  $1,832,006
===========================================================================

---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
                                            Nine months ended September 30

dollars in thousands                                      1996        1995*
---------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                        $  276,016  $  218,962
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
       Depreciation, amortization and deferred taxes    62,366     (70,174)
       Provision for loan losses                        49,750     158,061
       Net change in other accrual accounts            (15,211)   (268,283)
       Net change in loans originated for sale         296,011     (63,112)
       Net change in trading assets                   (186,329)     12,400
       Other, net                                      (45,385)    (80,214)
---------------------------------------------------------------------------
Net cash used by  operating activities                 437,218     (92,360)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing deposits with banks   379,310     230,379
  Net change in short-term investments                (574,313)   (169,707)
  Purchases of securities                             (956,079) (1,192,004)
  Sales of securities                                   84,123      48,042
  Maturities of securities                             364,156     527,604
  Net change in credit card receivables               (110,082)   (140,916)
  Net change in other short-term loans                   3,501      12,312
  Net originations and maturities of long-term loans   118,265    (290,577)
  Expenditures for premises and equipment              (15,943)    (12,306)
  Net cash provided by (used in) acquisitions, net
   of cash acquired                                     (7,094)          -
  Other, net                                            70,885     148,766
---------------------------------------------------------------------------
 Net cash used by investing activities                (643,271)   (838,407)
---------------------------------------------------------------------------
 Cash flows from financing activities:
  Net change in deposits                               448,800   1,022,683
  Net change in short-term borrowings                 (431,515)    (19,110)
  Repayment of long-term debt                         (125,000)          -
  Return of capital to parent                                -     (40,000)
  Dividends paid                                        (4,404)     (4,404)
---------------------------------------------------------------------------
 Net cash provided by financing activities            (112,119)    959,169
---------------------------------------------------------------------------
Net change in cash and due from banks                 (318,172)     28,402
Cash and due from banks at beginning of period       1,242,335   1,051,003
---------------------------------------------------------------------------
Cash and due from banks at end of period            $  924,163  $1,079,405
===========================================================================

The accompanying notes are an integral part of these financial statements.
*Restated to include the accounts and results of Oleifera Investments, Ltd.
 combined with the Company on January 1,1996.






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

2.   Pledged Financial Instruments

At September 30, 1996, securities, loans and other assets carried at $1,578,215,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

3.   Acquisitions

The Company's results have been consolidated with Oleifera Investments, Ltd.
(OIL) which was combined with the Company on January 1, 1996. The net assets of OIL, an indirect wholly-owned subsidiary of HSBC Holdings plc, were transferred to the Company through a contribution of stock. Assets of OIL totaling $183 million at December 31, 1995, consisted primarily of commercial loans and other real estate.

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

On June 28, 1996, the Company acquired $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank for $93 million. The acquisition was accounted for as a purchase and the results of its operations are included in the financial statements since the date of acquisition. The excess fair value of net assets acquired is estimated to be approximately $102 million and will be amortized against income over periods not exceeding fifteen years. Additionally prior to June 30, 1996, the Company acquired two New York City branches of the Hang Seng Bank, an affiliate of the Company.

On August 21, 1996, the Company and CT Financial Services Inc., a federal corporation organized under the laws of Canada (the "Seller"), entered into a Stock Purchase Agreement pursuant to which the Company agreed to purchase from the Seller all of the issued and outstanding common shares of CTUS Inc. ("CTUS"), a unitary thrift holding company. CTUS owns approximately 99% of the issued and outstanding shares of First Federal Savings and Loan Association of Rochester ("First Federal"), a thrift institution which, at June 30, 1996 had approximately $7.2 billion in assets and operated 80 branches across New York State, including 31 branches in Monroe and Erie counties. The purchase price to be paid by the Company to the Seller is $620 million in cash, subject to upwards or downwards adjustment to the extent that at the time of closing of the acquisition the book value of First Federal is greater than or less than an amount equal to $400 million plus or minus certain adjustments. It is contemplated that simultaneously with the purchase






                                                                         7.


of the common shares of CTUS by the Company, First Federal will be merged with and into Marine Midland Bank ("Marine"), the Company's principal subsidiary. The Stock Purchase Agreement provides that prior to the closing of the purchase of the CTUS common shares by the Company, CTUS will issue to the Seller and the Seller will continue to hold following the purchase, a class of preferred shares of CTUS which will provide for a contingent dividend or redemption equal to the amount of the recovery, net of taxes and costs, if any, by First Federal (or Marine as its successor) resulting from the pending action in the United States Court of Claims by First Federal against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Company will sell a portion of its portfolio of investment securities to fund the purchase price of the CTUS common shares under the Stock Purchase Agreement.

Completion of the acquisition is subject to certain conditions, including receipt of necessary regulatory approvals including approval of the Board of Governors of the Federal Reserve System and the New York State Banking Department as well as notification of the Office of Thrift Supervision. The transaction when completed will be accounted for as a purchase and the results of CTUS's operations will be included in the Company's financial statements from the date of acquisition.

Also in August 1996 the Company reached an agreement to acquire the institutional United States dollar clearing activity of Morgan Guaranty Trust Company of New York. This transaction is expected to occur by December 31, 1996.


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






                                                                         8.


Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC Americas, Inc. (the Company), reported third quarter net income of $101.0 million, compared with $81.0 million in the 1995 third quarter. For the first nine months of 1996, net income was $276.0 million, compared with $219.0 million for the first nine months of last year. Net income in 1996 reflected improved net interest income.

Net Interest Income

Net interest income for the third quarter of 1996 increased to $249.5 million compared with $224.5 million for the third quarter of 1995. For the first nine months of 1996, net interest income was $706.3 million compared with $662.7 million for the first nine months of 1995.

Interest income of $416.6 million in the third quarter of 1996 was 10.4% higher than the third quarter of 1995. Average earning assets of $20.0 billion for the third quarter of 1996 were 14.0% higher than a year ago. Outstanding average earning assets include the impact of the $1.1 billion in assets acquired from the East River Savings Bank in June 1996. The average rate earned on earning assets was 8.28% for the third quarter of 1996 compared with 8.54% a year ago. Interest income of $1,193.5 million for the first nine months of 1996 was 8.4% higher than the first nine months of 1995. Average earning assets of $19.4 billion for the first nine months of 1996 were 11.4% higher than the first nine months of 1995. The average rate earned on earning assets was 8.23% for the first nine months of 1996 compared with 8.47% a year ago. The improvement in interest income is due to a number of factors including increases in consumer and commercial loan volume, an increased investment portfolio, and a reduction in commercial nonaccrual loans.

Interest expense for the third quarter of 1996 was $167.1 million, representing a 9.3% increase over the third quarter of 1995. Average interest bearing liabilities for the third quarter of 1996 were $16.1 billion, compared with $13.6 billion a year ago. Average outstanding interest bearing liabilities include the impact of the $1.2 billion of deposit liabilities acquired from the East River Savings Bank in June 1996. The average rate paid on interest bearing liabilities was 4.12% compared with 4.47% a year ago. Interest expense for the first nine months of 1996 was $487.2 million or 11.2% above the first nine months of 1995. Average interest bearing liabilities for the first nine months of 1996 were $15.6 billion, compared with $13.4 billion a year ago. The average rate paid on interest bearing liabilities was 4.18% for the first nine months of 1996 compared with 4.38% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 1996 was 4.67%, compared with 4.74% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 1996 was 4.58%, compared with 4.75% a year ago.





                                                                         9.

Other Operating Income

For the third quarter of 1996, total other operating income was $77.7 million, compared with $81.2 million in the 1995 third quarter. For the first nine months of 1996, total other operating income was $231.7 million, compared with $238.9 million for the first nine months of 1995.

Other Operating Expenses

Other operating expenses were $174.6 million in the 1996 third quarter compared with $172.9 million for the 1995 third quarter. Expenses for the third quarter of 1996 include those associated with the operation of the 11 branches acquired from East River Savings Bank in June 1996. The Company accrued less than $.5 million in the third quarter of 1996 for its estimate of the one-time assessment to recapitalize the SAIF Insurance Fund. The Company had $71 million in deposits subject to this assessment. Expenses for the third quarter of 1995 were reduced by $7.9 million as a result of a refund received from the Federal Deposit Insurance Corp. (FDIC) relating to its premium rate reduction for the period June 1995 to September 1995. Other operating expenses were $488.2 million for the first nine months of 1996 compared with $511.4 million a year ago. The FDIC insurance premium decreased principally from the industry-wide reduction in deposit insurance premium rates. This event resulted in a $13.1 million decrease in other expense in the first nine months of 1996 compared with the same period of 1995, including the effect of the refund.

Income Taxes

Contemplated in the merger of Concord Leasing Corp. (Concord) and the Company was the availability of net operating loss carryforwards and other temporary deductible differences of Concord that could be used to offset future taxable income of the Company. At January 1, 1995, Concord had net deferred tax assets of approximately $206 million resulting from loss carryforwards and deductible differences, which were offset in full by a valuation allowance due to the uncertainty of Concord realizing the tax benefits on a stand-alone basis. As a result of the merger, Concord's net deferred tax asset of $73.5 million was recognized in the first quarter of 1995 reflecting management's judgement that such asset was now more likely than not to be realized.

The recognition of deferred tax carryforward losses associated with Concord has continued to result in the reduction of taxes from a statutory effective rate of 43% to 31% for the first nine months of 1996 and 27% for the third quarter.

The deferred tax asset at September 30, 1996 was $83 million, net of valuation reserve of $281 million, compared with $88 million, net of valuation reserve of $304 million at December 31, 1995.




                                                                        10.

Asset Quality

The following tables provides a summary of the loan loss allowance and nonperforming assets.

                                   3rd      3rd  9 Months     Year   9 Months
                               Quarter  Quarter     Ended     Ended     Ended
                                  1996     1995   9/30/96  12/31/95   9/30/95
                                              (in millions)
Allowance for Loan Losses
Balance at beginning
  of period                     $458.0   $521.9    $477.5    $531.5    $531.5
Allowance related to
  acquired companies                 -        -       3.4        .4         -
Provision for loan losses         15.0     16.9      49.8     175.3     158.1
Net charge offs                   31.5      8.7      89.2     229.7     159.5

Balance at end of period        $441.5   $530.1    $441.5    $477.5    $530.1



                                   September 30,   December 31,  September 30,
                                           1996           1995           1995
                                                  (in millions)
Nonaccruing Loans
Balance at end of period                 $382.2         $468.3         $585.1
As a percent of loans
 outstanding                               2.65%          3.40%          4.39%

Nonperforming Loans and Assets*
Balance at end of period                 $449.1         $578.1         $779.2
As a percent of total assets               2.03%          2.81%          3.91%

Allowance Ratios
Allowance for loan losses as a
percent of:
  Loans                                    3.06%          3.47%          3.97%
  Nonaccruing loans                      115.52         101.95          90.61

*Includes nonaccruing loans, other real estate and other owned assets.



Provisions for loan losses were $15.0 million in the third quarter of 1996 compared with $16.9 million in the third quarter of 1995. Provisions for loan losses for the first nine months of 1996 were $49.8 million compared with $158.1 million during the first nine months of 1995. Provision expense during the first nine months of 1996 reflected the higher level of net charge offs in the credit card portfolio, $61.0 million in 1996 compared with $34.2 million in 1995. The provision for loan losses in the first nine months of 1995 primarily related to the assets acquired through the merger of Concord on January 1, 1995 as a result of management's decision to accelerate the timing of control and disposal of Concord's exit portfolios.

The Company identified impaired loans as defined by FAS 114 totaling $251 million at September 30, 1996, of which $62 million had a specific loan loss allowance of $37 million. At December 31, 1995, the Company had identified impaired loans of $348 million, of which $117 million had a specific loan loss allowance of $61 million.







                                                                        11.


Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At September 30, 1996, $26.0 billion notional value of such positions, with an estimated negative fair value of approximately $24.1 million were outstanding. At December 31, 1995, $16.8 billion notional value of such positions, with an estimated negative fair value of $10.7 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At September 30, 1996, $.7 billion notional value of such positions with an estimated negative fair value of $.2 million were outstanding. At December 31, 1995, $1.0 billion of notional value of such positions with an estimated negative fair value of $.9 million were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $3.2 billion at September 30, 1996 compared with $2.6 billion at December 31, 1995. Loans at September 30, 1996 were 65.1% of total assets compared with 67.0% at December 31, 1995.

Deposits at September 30, 1996 were $17.2 billion, compared with $15.3 billion at December 31, 1995. Deposits continue to exceed loans and were 119.5% of loans at September 30, 1996. The Company acquired the East River Savings Bank branch network and deposits and selected commercial, residential and consumer loans in June 1996 which increased deposits by $1.2 billion and loans by $.9 billion.

Short-term borrowings, including repurchase agreements, were $2.1 billion at September 30, 1996 compared with $2.5 billion at December 31, 1995. Long-term borrowings of $.6 billion at September 30, 1996 compared with $.7 billion at December 31, 1995.






                                                                        12.



Capital

Shareholders' equity was $1.9 billion at September 30, 1996 compared with $1.7 billion at December 31, 1995. The capital contribution from the parent primarily relates to a parent company stock ownership plan in which almost all employees are eligible to participate.

Under risk-based capital guidelines, the Company's capital ratios were 11.19% at the Tier 1 level and 15.61% at the total capital level at September 30, 1996. These ratios compare with 10.89% at the Tier 1 level and 16.39% at the total capital level at December 31, 1995.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 8.54% at September 30, 1996 compared with 8.36% at December 31, 1995.


Pending Acquisitions

In August 1996, the Company announced that it had reached an agreement to acquire CTUS Inc., a unitary thrift holding company and parent of First Federal Savings and Loan Association of Rochester, from Toronto-based CT Financial Services Inc. for $620 million. The pending acquisition is more fully described in the Notes to Consolidated Financial Statements.

The Company also announced in August 1996 an agreement to acquire the institutional United States dollar clearing activity of Morgan Guaranty Trust Company of New York. This transaction is expected to occur by December 31, 1996.


Subsequent Event

On November 4, 1996 the Company issued $300 million of 7% subordinated debt maturing in November 2006. The proceeds to be received will be used as an extension of credit to its principal subsidiary, Marine Midland Bank.








                                                                         13.


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*        HSBC AMERICAS, INC.

                                 Third Quarter 1996     Third Quarter 1995 **
dollars in millions            Balance  Interest  Rate  Balance Interest Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits
with banks                     $  1,107 $  15.7  5.63 % $    900 $ 13.5  5.94%
Federal funds sold and securities
purchased under resale agreements   550     7.5  5.40        439    6.7  6.02
Trading assets                      821    12.6  6.12        534    9.1  6.79
Securities:
    U.S. Government and
    federal agency obligations    2,979    43.5  5.81      2,187   33.5  6.09
    Other securities                237     5.7  9.58        265    3.9  5.80
------------------------------------------------------------------------------
         Total securities         3,216    49.2  6.09      2,452   37.4  6.04
Loans:
    Domestic:
         Commercial               6,919   152.3  8.76      6,607  148.6  8.93
         Consumer                 6,937   171.5  9.85      6,119  154.1 10.02
-----------------------------------------------------------------------------
              Total domestic     13,856   323.8  9.30     12,726  302.7  9.44
    International                   499     8.7  6.95        532    9.1  6.76
------------------------------------------------------------------------------
              Total loans        14,355   332.5  9.22     13,258  311.8  9.33
------------------------------------------------------------------------------
Total earning assets             20,049 $ 417.5  8.28 %   17,583 $378.5  8.54%
------------------------------------------------------------------------------
Less  - allowance for loan losses  (447)                    (535)
Cash and due from banks             901                      910
Other assets                        833                      935
------------------------------------------------------------------------------
Total assets                   $ 21,336                 $ 18,893
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  1,685 $   5.7  1.33 % $  1,588 $  7.7  1.92%
Consumer savings deposits         4,369    33.5  3.05      3,727   31.3  3.33
Other consumer time deposits      3,920    51.8  5.26      3,152   45.0  5.66
Commercial and public savings
    and other time deposits       1,719    16.6  3.85      1,750   18.8  4.27
Deposits in foreign offices       1,321    17.0  5.13      1,480   19.3  5.16
------------------------------------------------------------------------------
Total time deposits              13,014   124.6  3.81     11,697  122.1  4.14
------------------------------------------------------------------------------
Short-term borrowings             2,416    31.1  5.11      1,147   18.3  6.32
Long-term debt                      702    11.4  6.47        711   12.5  6.99
------------------------------------------------------------------------------
Total funds borrowed              3,118    42.5  5.42      1,858   30.8  6.58
------------------------------------------------------------------------------
Total interest bearing
 liabilities                     16,132 $ 167.1  4.12 %   13,555 $152.9  4.47%
------------------------------------------------------------------------------
Interest rate spread                             4.16 %                  4.07%
------------------------------------------------------------------------------
Demand deposits                   3,049                    3,030
Other liabilities                   265                      517
Total shareholders' equity        1,890                    1,791
------------------------------------------------------------------------------
Total liabilities and
 shareholdes' equity           $ 21,336                 $ 18,893
==============================================================================

Net interest income                     $ 250.4                  $225.6
Net yield on average earning assets              4.97 %                  5.09%
Net yield on average total assets                4.67                    4.74
------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 240.4  5.06 %          $214.8  5.26%
    International                          10.0  3.49              10.8  3.08
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




                                                                         14.


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*        HSBC AMERICAS, INC.

                                Nine Months 1996         Nine Months 1995**
dollars in millions           Balance  Interest Rate   Balance  Interest Rate
-----------------------------------------------------------------------------
Assets
Interest bearing deposits
 with banks                    $1,241 $   51.5  5.54 % $    898 $   40.8 6.07%
Federal funds sold and securities
purchased under resale agreements 516     20.6  5.33        686     31.1 6.06
Trading assets                    844     38.5  6.08        452     23.8 7.01
Securities:
    U.S. Government and
    federal agency obligations  2,861    123.6  5.77      2,053     94.2 6.13
    Other securities              252     17.3  9.15        241     10.4 5.77
-----------------------------------------------------------------------------
         Total securities       3,113    140.9  6.05      2,294    104.6 6.10
Loans:
    Domestic:
         Commercial             6,532    422.3  8.64      6,571    428.9 8.73
         Consumer               6,661    496.2  9.95      5,992    446.9 9.97
-----------------------------------------------------------------------------
              Total domestic   13,193    918.5  9.30     12,563    875.8 9.32
    International                 511     26.3  6.87        542     28.3 6.98
-----------------------------------------------------------------------------
              Total loans      13,704    944.8  9.21     13,105    904.1 9.22
-----------------------------------------------------------------------------
Total earning assets           19,418 $1,196.3  8.23 %   17,435 $1,104.4 8.47%
-----------------------------------------------------------------------------
Less - allowance for loan losses (463)                     (548)
Cash and due from banks           964                       897
Other assets                      765                       959
-----------------------------------------------------------------------------
Total assets                  $20,684                  $ 18,743
=============================================================================


Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                     $ 1,648 $   16.4  1.33 % $  1,578 $   22.8 1.93%
Consumer savings deposits       4,002     92.3  3.08      3,759     91.0 3.24
Other consumer time deposits    3,478    139.7  5.37      3,028    123.6 5.46
Commercial and public savings
    and other time deposits     1,861     55.9  4.01      1,643     51.5 4.19
Deposits in foreign offices     1,368     53.2  5.19      1,387     50.8 4.89
-----------------------------------------------------------------------------
Total time deposits            12,357    357.5  3.86     11,395    339.7 3.99
-----------------------------------------------------------------------------
Short-term borrowings           2,514     95.4  5.07      1,271     60.2 6.33
Long-term debt                    707     34.3  6.48        712     38.3 7.20
-----------------------------------------------------------------------------
Total funds borrowed            3,221    129.7  5.38      1,983     98.5 6.64
-----------------------------------------------------------------------------
Total interest bearing
 liabilities                   15,578 $  487.2  4.18 %   13,378 $  438.2 4.38%
-----------------------------------------------------------------------------
Interest rate spread                            4.05 %                   4.09%
-----------------------------------------------------------------------------
Demand deposits                 3,016                     3,011
Other liabilities                 281                       604
Total shareholders' equity      1,809                     1,750
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity         $20,684                  $ 18,743
=============================================================================

Net interest income                   $  709.1                  $  666.2
Net yield on average earning assets             4.88 %                   5.11%
Net yield on average total assets               4.58                     4.75
-----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
    Domestic                          $  681.0  5.03 %          $  632.2 5.30%
    International                         28.1  2.84                34.0 3.06
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





                                                                        15.

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         None

     (b) Report on Form 8-K

         A current report on Form 8-K dated August 29, 1996 was filed with the Securities and Exchange Commission on August 30, 1996, reporting that the Company had reached an agreement to acquire CTUS Inc., a unitary thrift holding company and parent of First Federal Savings and Loan Association of Rochester.

         A current report on Form 8-K dated August 30, 1996 was filed with the Securities and Exchange Commission on August 30, 1996 reporting that the Company had reached an agreement to acquire the institutional United States dollar clearing business of Morgan Guaranty Trust Company of New York.

         A current report on Form 8-K dated October 22, 1996 was filed with the Securities and Exchange Commission on October 23, 1996 providing historical and proforma financial statements for the pending acquisition of CTUS Inc.





                                                                        16.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         HSBC Americas, Inc.
                                            (Registrant)









Date:  November 5, 1996         /s/       Gerald A. Ronning
                                Executive Vice President & Controller
                                     (On behalf of Registrant and
                                     as Chief Accounting Officer)