Form 10-K
period 1996-12-31
HSBC AMERICAS INC
filed 1997-03-13
CIK 62348

Securities and Exchange Commission
Washington, D.C. 20549



Form 10-K



Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996  Commission file number 1-2940

HSBC Americas, Inc.
  (Exact name of registrant as specified in its charter)
One Marine Midland Center
Buffalo, New York  14203
  (Address of principal executive offices)
Telephone (716) 841-2424

IRS Employer Identification No. 22-1093160.  State of Incorporation: Delaware

Securities registered on the New York Stock Exchange pursuant to Section 12(b) of the Act:

$5.50 Cumulative Preferred Stock
Adjustable Rate Cumulative Preferred Stock
8 5/8% Subordinated Capital Notes due 1997
7% Subordinated Notes due 2006

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

                                    1



This page is intentionally left blank.



T A B L E  O F  C O N T E N T S

                                                 Page

Part I


 1.  Business                                       4
 2.  Properties                                     5
 3.  Legal Proceedings                              5
 4.  Submission of Matters to a Vote of
     Security Holders                               6


Part II


 5.  Market for the Registrant's Common Equity
     and Related Stockholder Matters                6
 6.  Selected Financial Data                        7
 7.  Management's Discussion and Analysis
     of Financial Condition and
     Results of Operations                         10
 8.  Financial Statements and
     Supplementary Data                            30
 9.  Changes in and Disagreements with
     Accountants on Accounting and
     Financial Disclosure                          69


Part III


10.  Directors and Executive Officers
     of the Registrant                             69
11.  Executive Compensation                        71
12.  Security Ownership of Certain Beneficial
     Owners and Management                         73
13.  Certain Relationships and Related
     Transactions                                  73


Part IV


14.  Exhibits, Financial Statement Schedules
     and Reports on Form 8-K                       74



P A R T  I


Item 1. Business


HSBC Americas, Inc. (the Company) is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1996, the Company, together with its subsidiaries, had assets of $23.6 billion and employed approximately 8,400 full and part time employees.

All of the Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) and Midland Bank plc, is an international banking and financial services organization with major commercial and investment banking franchises operating under long established names in Asia, Europe, North America and the Middle East. Principal executive offices of HSBC are located in London, England. HSBC, with assets of $402 billion at December 31, 1996, is one of the world's largest banking groups.

The Company's principal subsidiary, Marine Midland Bank (the Bank), which had assets of $23.3 billion and deposits of $18.9 billion at December 31, 1996, is supervised and routinely examined by the Superintendent of Banks of the State of New York and the Board of Governors of the Federal Reserve System. The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank.

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

The Bank is subject to banking laws and regulations which, among other things, require that reserves be maintained against deposits and, in some cases, currently limit the establishment of branch banking offices in the U.S. outside its home state. The Company is also prohibited, with certain exceptions, from engaging, directly or indirectly, in activities which are not closely related to banking. In addition, the Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates.

The FDIC Improvement Act of 1991 (FDICIA) set standards for: addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, accounting, prompt regulatory action and federal deposit insurance. Pursuant to FDICIA, a well capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. The leverage ratio measures Tier 1 capital against total non-risk weighted assets. The Bank's ratios at December 31, 1996 exceeded all ratios required for the well capitalized category. Revisions to the risk-based capital guidelines regarding market risk have been issued effective in 1998. These guidelines will not significantly affect the Company's risk-based capital ratios.


P A R T  I  Continued


Item 1. Business  Continued


In connection with establishing standards to assure the safety and soundness of financial institutions the Federal Reserve Board issued guidelines on operations, management, and compensation, as well as standards for asset quality and earnings. The guidelines have not had a significant effect on the Company's operations.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (IBBEA) authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning in 1995. In addition, beginning in 1997, a bank may merge with a bank in another state as long as neither of the states opt out of interstate branching. New York has enacted an opt in statute. Also, IBBEA protects key provisions of state law and establishes a mechanism for de novo interstate branching.

The Company and its subsidiaries face competition in all the markets they serve. Other commercial banks, thrift institutions, consumer finance companies, mortgage bankers, insurance companies and investment banking firms are traditional competitors. Many of these institutions are not subject to the same laws and regulations imposed on the Company and its subsidiaries.


Item 2. Properties


The principal executive offices of the Company and the Bank are located in Buffalo, New York, in a building under a long-term lease. The Bank has more than 325 other banking offices in New York State located in approximately 48 counties. More than half of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in 8 states other than New York, none of which is materially important to the respective activities. For information relating to lease commitments, see Note 23 to the Financial Statements.


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

Item 6. Selected Financial  Data
----------------------------------------------------------------------------------------------------

Year Ended December 31,                              1996      1995 (1)  1994 (1)  1993 (1)  1992 (1)
----------------------------------------------------------------------------------------------------
                                                                        in millions
Net interest income                              $  961.8   $ 892.2   $ 782.1   $ 727.4   $ 716.6
Securities transactions                               7.9      12.3       7.9       6.5     128.0
Other operating income                              303.0     302.5     288.1     110.6     293.0
Operating expenses                                  656.8     695.8     820.8     944.2     907.0
Provision for loan losses                            64.7     175.3     168.7     108.5     289.4
----------------------------------------------------------------------------------------------------
Income (loss) before taxes and cumulative effect
  of change in accounting principle and
  extraordinary item                                551.2     335.9      88.6    (208.2)    (58.8)
Applicable income tax expense                       171.0      52.3     125.6      21.8      29.5
----------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle and extraordinary item    380.2     283.6     (37.0)   (230.0)    (88.3)
Cumulative effect of change in accounting principle
  and extraordinary item (2)                            -         -         -      40.0      29.9
----------------------------------------------------------------------------------------------------
Net income (loss)                                $  380.2   $ 283.6   $ (37.0)  $(190.0)  $ (58.4)
----------------------------------------------------------------------------------------------------
Balances at year end
Total assets                                     $ 23,630   $20,553   $19,120   $20,323   $19,251
Long-term debt                                      1,080(3)    710       713     1,704     2,201
Common shareholder's equity                         1,875     1,599     1,559     1,602     1,528
Total shareholders' equity                          1,973     1,697     1,657     1,700     1,626
Ratio of shareholders' equity to assets              8.35 %    8.26 %    8.67 %    8.37 %    8.45 %
----------------------------------------------------------------------------------------------------
Selected financial ratios (4)
Rate of return on
  Total assets                                       1.83 %    1.50 %   (0.20)%   (0.99)%   (0.31)%
  Total shareholders' equity                        20.52     15.95     (2.21)   (11.39)    (3.68)
Total shareholders' equity to assets                 8.90      9.37      9.00      8.68      8.34
----------------------------------------------------------------------------------------------------

Quarterly Results of Operations

                                               1996                                   1995 (1)
                                   -----------------------------------------------------------------------
                                    4th Q  3rd Q    2nd Q     1st Q     4th Q     3rd Q     2nd Q   1st Q
----------------------------------------------------------------------------------------------------------
                                                                    in millions
Net interest income                $255.5 $249.6 $  226.7   $ 230.0   $ 229.4   $ 224.5   $ 219.1  $219.2
Securities transactions               0.8    2.3      0.5       4.3       0.9       4.9       4.6     1.9
Other operating income               78.4   75.4     73.9      75.3      75.1      76.4      76.9    74.1
Operating expenses                  168.6  174.7    158.9     154.6     184.5     172.9     180.2   158.2
Provision for loan losses            15.0   15.0     15.0      19.7      17.2      17.0      16.1   125.0(5)
----------------------------------------------------------------------------------------------------------
Income  before taxes                151.1  137.6    127.2     135.3     103.7     115.9     104.3    12.0
Applicable income taxes              46.9   36.6     38.1      49.4      39.1      34.8      40.3   (61.9)
----------------------------------------------------------------------------------------------------------
Net income                         $104.2 $101.0 $   89.1   $  85.9   $  64.6   $  81.1   $  64.0    73.9
==========================================================================================================
(1) Restated to reflect the mergers of Concord Leasing, Inc. and Oleifera Investments, Ltd. with the
    Company. See Note 1 to the financial statements.
(2) Includes the cumulative effect of change in method of accounting for income taxes of $40.0 million in
    1993 and extraordinary item for utilization of operating loss carryforwards in 1992.
(3) Includes guaranteed mandatorily redeemable preferred securities of subsidiary issued in 1996.
(4) Based on average daily balances.
(5) See risk elements in the loan portfolio on pages 23 and 24.


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.
                                                             1996
                                                    ------------------------
                                                    Balance  Interest   Rate
-----------------------------------------------------------------------------
Assets
Interest bearing deposits with banks,
 primarily foreign                                $   1,173  $   65.4   5.58 %
Federal funds sold and securities purchased
 under resale agreements                                540      28.8   5.34
Trading assets                                          845      51.3   6.07
Securities                                            3,082     188.3   6.11
Loans
  Domestic
    Commercial                                        6,661     578.5   8.68
    Consumer
       Residential mortgages                          3,354     253.3   7.55
       Other consumer                                 3,378     415.2  12.29
-----------------------------------------------------------------------------
      Total domestic                                 13,393   1,247.0   9.31
  International                                         512      35.0   6.84
-----------------------------------------------------------------------------
      Total loans                                    13,905   1,282.0   9.22
-----------------------------------------------------------------------------
Total earning assets                                 19,545  $1,615.8   8.27 %
-----------------------------------------------------------------------------
Allowance for loan losses                              (454)
Cash and due from banks                                 939
Other assets                                            782
-----------------------------------------------------------------------------
Total assets                                      $  20,812
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                  $   1,666  $   22.3   1.34 %
Consumer savings deposits                             4,051     125.0   3.09
Other consumer time deposits                          3,595     191.1   5.32
Commercial and public savings and other time deposits 1,853      74.2   4.01
Deposits in foreign offices, primarily banks          1,343      68.8   5.12
-----------------------------------------------------------------------------
Total interest bearing deposits                      12,508     481.4   3.85
-----------------------------------------------------------------------------
Federal funds purchased and securities sold
 under repurchase agreements                          1,085      55.7   5.13
Other short-term borrowings                           1,289      65.2   5.06
Long-term debt                                          733      47.6   6.50
-----------------------------------------------------------------------------
Total interest bearing liabilities                   15,615  $  649.9   4.16 %
-----------------------------------------------------------------------------
Interest rate spread                                                    4.11 %
-----------------------------------------------------------------------------
Noninterest bearing deposits                          3,040
Other liabilities                                       304
Total shareholders' equity                            1,853
-----------------------------------------------------------------------------
Total liabilities and shareholders' equity        $  20,812
=============================================================================
Average earning assets  - Domestic                $  18,262
                        - International               1,283
-----------------------------------------------------------------------------
                        - Total                   $  19,545
-----------------------------------------------------------------------------
Net interest revenue    - Domestic                           $  928.5
                        - International                          37.4
-----------------------------------------------------------------------------
                        - Total                              $  965.9
-----------------------------------------------------------------------------
Net yield on average earning assets  - Domestic                         5.08 %
                                     - International                    2.91
                                     - Total                            4.94
-----------------------------------------------------------------------------
Net yield on average total assets                                       4.64
=============================================================================
Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $17 million for 1996, $14 million for 1995 and $14 million for 1994.

                                 8




                 1995                                  1994
   -----------------------------         -----------------------------
   Balance    Interest      Rate         Balance    Interest      Rate
   ----------------------------------------------------------------------
               in millions
   $ 1,009    $   60.7      6.02 %       $ 1,139    $   48.3      4.24 %
       579        34.9      6.03             669        30.3      4.53
       495        34.2      6.89             953        54.0      5.67
     2,382       145.2      6.09           1,824        99.9      5.47


     6,595       574.3      8.71           6,725       482.2      7.18

     2,898       216.3      7.47           2,654       168.7      6.36
     3,167       389.8     12.31           2,786       343.7     12.34
    ---------------------------------------------------------------------
    12,660     1,180.4      9.32          12,165       994.6      8.18
       540        37.8      7.00             549        34.2      6.23
    ---------------------------------------------------------------------
    13,200     1,218.2      9.23          12,714     1,028.8      8.09
    ---------------------------------------------------------------------
    17,665    $1,493.2      8.45 %        17,299    $1,261.3      7.29 %
    ---------------------------------------------------------------------
      (545)                                 (547)
       911                                   934
       933                                   915
    ---------------------------------------------------------------------
   $18,964                               $18,601
    =====================================================================

   $ 1,582    $   29.7      1.88 %       $ 1,581    $   26.6      1.68 %
     3,749       121.8      3.25           3,938       105.7      2.68
     3,076       169.0      5.50           2,306       105.8      4.59
     1,693        71.3      4.21           1,386        41.2      2.97
     1,461        72.7      4.98             719        28.4      3.95
    ---------------------------------------------------------------------
    11,561       464.5      4.02           9,930       307.7      3.10
    ---------------------------------------------------------------------
       602        34.5      5.72             511        19.3      3.79
       718        47.0      6.54           1,273        61.6      4.84
       711        50.4      7.08           1,290        85.9      6.65
    ---------------------------------------------------------------------
    13,592    $  596.4      4.39 %        13,004    $  474.5      3.65 %
    ---------------------------------------------------------------------
                            4.06 %                                3.64 %
    ---------------------------------------------------------------------
     3,017                                 3,063
       577                                   860
     1,778                                 1,674
    ---------------------------------------------------------------------
   $18,964                               $18,601
    =====================================================================
   $16,082                               $15,498
     1,583                                 1,801
    ---------------------------------------------------------------------
   $17,665                               $17,299
    ---------------------------------------------------------------------
              $  850.8                              $  757.0
                  46.0                                  29.8
    ---------------------------------------------------------------------
              $  896.8                              $  786.8
    ---------------------------------------------------------------------
                            5.29 %                                4.88 %
                            2.90                                  1.65
                            5.08                                  4.55
    ---------------------------------------------------------------------
                            4.73                                  4.23
    =====================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company reported net income for 1996 of $380.2 million compared with $283.6 million in 1995, or an increase of 34.1%. The increase in net income from 1995 resulted from an increase in net interest income and lower operating expenses. Return on average common shareholder's equity increased to 21.33% in 1996 from 16.53% in 1995.

The growth in the balance sheet during 1996 includes the impact of acquisitions made during the year. Major acquisitions included: (i) the $1.1 billion in selected assets and assumption of $1.2 billion in deposits of East River Savings Bank in June 1996, and (ii) the $.9 billion in deposits assumed of the institutional dollar clearing activity of Morgan Guaranty Trust Company of New York on December 31, 1996.

A detailed review comparing 1996 operations with 1995 and 1994 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 33.


E A R N I N G S   P E R F O R M A N C E   R E V I E W

Net Interest Income


Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

--------------------------------------------------------------------------------------------------
                                       Increase(Decrease)             Increase(Decrease)
                                1996    Amount        %         1995    Amount       %       1994
--------------------------------------------------------------------------------------------------
                                                           in millions
Interest income             $1,615.8    $122.6      8.2     $1,493.2    $231.9    18.4   $1,261.3
Interest expense               649.9      53.5      9.0        596.4     121.9    25.7      474.5
--------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis      965.9      69.1      7.7        896.8     110.0    14.0      786.8
Taxable equivalent
 adjustment                      4.1       (.5)   (11.5)         4.6       (.1)   (1.4)       4.7
--------------------------------------------------------------------------------------------------
Net interest income         $  961.8    $ 69.6      7.8     $  892.2    $110.1    14.1   $  782.1
--------------------------------------------------------------------------------------------------
Average earning assets      $ 19,545    $1,880     10.6     $ 17,665    $  366     2.1   $ 17,299
Average nonearning assets      1,267       (32)    (2.5)       1,299        (3)    (.2)     1,302
--------------------------------------------------------------------------------------------------
Average total assets        $ 20,812    $1,848      9.7     $ 18,964    $  363     2.0   $ 18,601
--------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets         4.94%     (.14)%   (2.8)        5.08%      .53%   11.6       4.55%
 Average total assets           4.64      (.09)    (1.9)        4.73       .50    11.8       4.23
==================================================================================================

Net interest income of $965.9 million in 1996 improved from $896.8 million in 1995 due to a number of factors, including increases in consumer loan volume, an increased investment portfolio and a reduction in nonaccruing commercial loans. The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".


Net Interest Income Components Including Volume/Rate Analysis
---------------------------------------------------------------------------------------------------------------
                                               1996 Compared to 1995             1995 Compared to 1994
                                                 Increase(Decrease)                Increase(Decrease)
                                           1996     Volume      Rate         1995    Volume     Rate      1994
---------------------------------------------------------------------------------------------------------------
                                                                        in millions
Interest income:
Interest bearing deposits with banks   $   65.4     $  9.3    $ (4.6)    $   60.7    $ (6.0)  $ 18.4  $   48.3
Federal funds sold and securities
 purchased under resale agreements         28.8       (2.3)     (3.8)        34.9      (4.4)     9.0      30.3
Trading assets                             51.3       21.6      (4.5)        34.2     (29.8)    10.0      54.0
Securities                                188.3       42.8        .3        145.2      33.0     12.3      99.9
Loans:
  Domestic:
     Commercial                           578.5        5.7      (1.5)       574.3      (9.6)   101.7     482.2
     Consumer
       Residential mortgages              253.3       34.5       2.5        216.3      16.4     31.2     168.7
       Credit card receivables            255.1       22.1      (2.7)       235.7      27.7      8.3     199.7
       Other consumer                     160.1        5.2        .8        154.1      19.3     (9.2)    144.0
  International                            35.0       (1.9)      (.9)        37.8       (.5)     4.1      34.2
---------------------------------------------------------------------------------------------------------------
Total interest income                   1,615.8      137.0     (14.4)     1,493.2      46.1    185.8   1,261.3
---------------------------------------------------------------------------------------------------------------
Interest expense:
Interest bearing demand deposits           22.3        1.5      (8.9)        29.7         -      3.1      26.6
Consumer savings and
 other time deposits                      316.1       34.2      (8.9)       290.8      21.0     58.3     211.5
Commercial and public savings
 and other time deposits                   74.2        6.5      (3.6)        71.3      10.5     19.6      41.2
Deposits in foreign offices                68.8       (6.0)      2.1         72.7      35.4      8.9      28.4
Short-term borrowings                     120.9       55.6     (16.2)        81.5     (24.1)    24.7      80.9
Long-term debt                             47.6        1.5      (4.3)        50.4     (40.7)     5.2      85.9
---------------------------------------------------------------------------------------------------------------
Total interest expense                    649.9       93.3     (39.8)       596.4       2.1    119.8     474.5
---------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis              $  965.9     $ 43.7    $ 25.4     $  896.8    $ 44.0   $ 66.0  $  786.8
===============================================================================================================


The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Average Balances and Interest Rates


Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. Average earning assets increased to $19,545 million in 1996 from $17,665 million in 1995 resulting in increased interest income even though rates earned declined to 8.27% in 1996 from 8.45% in 1995.

Average commercial loans were $6,661 million in 1996, approximately the same level as 1995. The level of nonaccruing loans decreased to $357 million at year-end 1996 from $468 million at year-end 1995 reflecting a continuing improvement in commercial credit quality. Yields on commercial loans were 8.68% in 1996 compared with 8.71% in 1995. Average residential mortgages increased to $3,354 million in 1996 from $2,898 million in 1995 and $2,654 million in 1994. In addition, the yield on these loans increased to 7.55% in 1996 from 7.47% in 1995. Average credit card receivables increased to $1,883 million in 1996 from $1,720 million in 1995.

Domestic time deposits, including NOW accounts, and consumer, commercial and public savings and other time deposits averaged $11.2 billion during 1996, compared with $10.1 billion in 1995. The growth in average deposits includes the impact of the $1.2 billion in deposits assumed of the East River Savings Bank in June 1996. Average effective rates on these types of deposits were 3.70% in 1996, compared with 3.88% in 1995.

Average investment securities increased to $3,082 million in 1996 from $2,382 million in 1995. At the same time, average short-term borrowings increased to $2,374 million in 1996 from $1,320 million in 1995 providing the funding for the increased holdings, mostly highly liquid U.S. government securities. Net interest income of the Company benefited from this activity since the asset rate earned was 6.11% compared with the rate paid of 5.09%.


Other Operating Income


Other operating income was $310.9 million in 1996 compared with $314.8 million in 1995 and $296.0 million in 1994.

------------------------------------------------------------------------------------------------
                                       Increase(Decrease)           Increase(Decrease)
                                 1996   Amount         %      1995    Amount        %      1994
------------------------------------------------------------------------------------------------
                                                          in millions
Trust income                   $ 41.1   $ (5.6)    (11.9)   $ 46.7     $ (.8)    (1.7)   $ 47.5
Service charges                  89.9      4.8       5.6      85.1        .6       .7      84.5
Mortgage servicing income        15.1     (1.1)     (7.1)     16.2      (2.9)   (14.9)     19.1
Letter of credit fees            19.6      1.0       5.4      18.6       (.4)    (2.2)     19.0
Credit card fees                 53.0      9.8      22.6      43.2      (2.0)    (4.4)     45.2
Other fee-based income           43.4    (15.7)    (26.5)     59.1      (3.0)    (4.8)     62.1
Other income                     37.1      8.9      31.2      28.2       3.6     15.0      24.6
------------------------------------------------------------------------------------------------
Nontrading income               299.2      2.1        .7     297.1      (4.9)    (1.6)    302.0
------------------------------------------------------------------------------------------------
Trading asset revenue (loss)      (.2)    (1.8)   (112.6)      1.6      19.1    108.9     (17.5)
Foreign exchange revenue          4.0       .2       3.4       3.8        .2      6.1       3.6
------------------------------------------------------------------------------------------------
Trading revenues (loss)           3.8     (1.6)    (30.0)      5.4      19.3    138.9     (13.9)
------------------------------------------------------------------------------------------------
Securities transactions           7.9     (4.4)    (35.7)     12.3       4.4     56.1       7.9
------------------------------------------------------------------------------------------------
Total other operating income   $310.9   $ (3.9)     (1.3)   $314.8     $18.8      6.4    $296.0
================================================================================================

Nontrading Income


Nontrading income of $299.2 million in 1996 was essentially the same level as 1995. The decrease in other fee-based income as a result of business divestitures in late 1995, which were approximately $29.0 million, was offset by higher bankcard fees, deposit service charges and trade service fees.

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


--------------------------------------------------------------------------------
                                     Mortgage
                                    and Other
                          U.S.   Asset-Backed     Other
                    Government     Securities   Securities  Derivatives   Total
--------------------------------------------------------------------------------
                                               in millions
1996
  Average balance
   outstanding           $  32          $ 808         $  4        $   1   $ 845
  Interest income          1.8           49.2           .3            -    51.3
  Trading revenue          1.8           (2.6)         1.4          (.8)    (.2)
1995
  Average balance
   outstanding              12            462           23           (2)    495
  Interest income           .7           32.8           .7            -    34.2
  Trading revenue         (2.3)           5.7          1.2         (3.0)    1.6
1994
  Average balance
   outstanding             123            781           56           (7)    953
  Interest income          7.8           43.3          2.9            -    54.0
  Trading revenue         (6.4)         (19.7)         (.8)         9.4   (17.5)
================================================================================


In 1994, the Company lowered its risk positions as a result of instability in the money markets driven by volatile interest rates. As interest rates stabilized in 1995, the Company's trading portfolio was increased to $892 million at year-end 1996 from $617 million at year-end 1995 and $404 million at year-end 1994.

Securities Transactions


Securities transactions during 1996 resulted in net gains of $7.9 million compared with net gains of $12.3 million in 1995 and $7.9 million in 1994. The gains realized relate to investments classified as available for sale, primarily highly leveraged partnership interests.


Other Operating Expenses

-------------------------------------------------------------------------------------------------
                                         Increase(Decrease)           Increase(Decrease)
                                   1996   Amount        %      1995    Amount        %      1994
-------------------------------------------------------------------------------------------------
                                                          in millions
Salaries                         $280.8   $ (2.8)    (1.0)   $283.6   $  (4.0)    (1.4)   $287.6
Pension and other
  employee benefits                71.3       .7       .9      70.6      (5.6)    (7.3)     76.2
-------------------------------------------------------------------------------------------------
Total personnel                   352.1     (2.1)     (.6)    354.2      (9.6)    (2.6)    363.8
Net occupancy                      78.5      2.1      2.9      76.4       5.1      7.1      71.3
Equipment                          31.1      (.7)    (2.0)     31.8      (3.5)    (9.9)     35.3
Amortization of intangibles        14.4      3.2     27.7      11.2      (4.6)   (28.9)     15.8
FDIC assessment                      .6    (14.0)   (96.1)     14.6     (14.4)   (49.7)     29.0
Marketing                          26.0      3.2     13.8      22.8      (2.2)    (8.6)     25.0
Outside services                   27.1      2.3      9.1      24.8        .4      1.7      24.4
Professional fees                  23.3      5.8     33.0      17.5      (3.9)   (18.2)     21.4
Other real estate (ORE) and
 owned asset (income) expense       3.7    (14.4)   (79.4)     18.1     (44.6)   (71.1)     62.7
Other                              96.6    (21.9)   (18.5)    118.5     (53.6)   (31.1)    172.1
-------------------------------------------------------------------------------------------------
Total other operating expenses    653.4    (36.5)    (5.3)    689.9    (130.9)   (15.9)    820.8
Provision for ORE and
 owned assets                       3.4     (2.5)   (43.6)      5.9       5.9    100.0         -
-------------------------------------------------------------------------------------------------
Total other operating expenses
 after provision for ORE and
 owned assets                    $656.8   $(39.0)    (5.6)   $695.8   $(125.0)   (15.2)   $820.8
-------------------------------------------------------------------------------------------------
Personnel - average number        8,037     (264)    (3.2)    8,301      (135)    (1.6)    8,436
=================================================================================================

The ratio of operating expenses to income declined to 51% in 1996 from over 75% in 1994.


Personnel Expense


Personnel expense was $352.1 million in 1996 compared with $354.2 million in 1995 and $363.8 million in 1994. Average staffing levels (full time equivalents) have declined during the three year period to 8,037 in 1996 from 8,436 in 1994. During 1994, the Company offered a voluntary retirement program. The charge for this program of $29.8 million was included in other expenses.

Other Operating Expenses


Other operating expenses excluding personnel, have decreased primarily as a result of lower FDIC assessment as well as decreases in costs associated with problem credits. In mid-1995, the Federal Deposit Insurance Corporation
(FDIC) lowered the insurance premium rate the Bank is assessed on deposits resulting in a $14.4 million expense reduction from 1994 and a similar reduction in 1996. The amount reported for 1996 includes $.4 million, representing the one-time assessment to recapitalize the SAIF Insurance Fund. The Company had $71 million in deposits subject to this assessment.

ORE and owned asset expenses were $3.7 million in 1996 compared with $18.1 million in 1995 and $62.7 million in 1994. The year 1994 included $32.5 million of revaluation adjustments related to ORE and owned assets. Beginning in 1995, these revaluations are considered in the level of provision provided for ORE and owned assets.


Provision for Loan Losses


Provision for loan losses was $64.7 million in 1996 compared with $175.3 million in 1995 and $168.7 million in 1994. Commercial loan credit quality has improved with net charge offs declining to $30.4 million in 1996 from $178.0 million in 1995. The provision for loan losses in 1995 included $113.0 million for management's decision to accelerate the timing of control and disposal of a troubled aircraft portfolio which was acquired through the merger of Concord Leasing, Inc. on January 1, 1995. Provision for loan losses during 1996 included the higher level of net charge offs in the credit card portfolio, $37.0 million higher than in 1995.

Nonaccruing loans were 23.7% less at December 31, 1996 than one year ago. An analysis of the loan loss allowance and the provision for loan losses begins on page 26.

Income Taxes


Income taxes are accounted for under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance has been established for the portion of the Company's net deductible temporary differences which are not expected to be realized. Income tax expense was affected in 1996 and 1995 by reductions in the valuation allowance of $53.7 million and $103.5 million, respectively.

At December 31, 1996, the Company had a net deferred tax asset of $55.2 million, as compared with a net deferred tax asset of $88.2 million at December 31, 1995.


Line of Business Results

-------------------------------------------------------------------------------------------
                               Consumer       Commercial         Other           Total
-------------------------------------------------------------------------------------------
                             1996    1995    1996     1995    1996    1995    1996    1995
-------------------------------------------------------------------------------------------
Income/expense in millions; average balances in billions
Net interest income        $516.1  $454.8  $327.9   $327.6  $117.8  $109.8  $961.8  $892.2
Other operating income      174.9   159.0    96.5     94.0    39.5    61.8   310.9   314.8
Provision for loan losses   114.4    59.5   (49.7)   115.8       -       -    64.7   175.3
Operating expenses          410.7   396.2   208.0    236.3    38.1    63.3   656.8   695.8
Income before taxes         165.9   158.1   266.1     69.5   119.2   108.3   551.2   335.9

Average assets                7.0     6.4     7.8      7.9     6.0     4.7    20.8    19.0
Average liabilities and
 equity                      10.1     9.2     4.1      4.2     6.6     5.6    20.8    19.0
===========================================================================================


The Company has identified two major business segments, consumer and commercial banking for purposes of management reporting. The consumer business operates a full-service consumer franchise encompassing branch banking, credit cards, mortgage banking and private banking. The commercial banking business operates a diversified range of wholesale banking services emphasizing global capabilities to local, regional and national corporate customers, financial institutions and government entities. The other category includes the Company's investment securities portfolio, selected special charges and earnings on capital.

The business segment results show the financial performance of these segments. The results are determined based on the Company's management accounting process which assigns balance sheet and income statement items to the respective business units. Expenses of the business units include all direct costs and allocations of indirect costs.

The consumer business was favorably impacted by growth in loans including residential mortgages and credit cards, and also deposits. The increase in residential mortgages and deposits from 1995 includes the result of the acquisition activity in 1996. Earnings from consumer business were negatively affected by the increase in credit card charge offs in 1996 compared with 1995. The earnings of the commercial business increased in 1996 from 1995 primarily as a result of the improved credit quality of the portfolio including special provision for loan losses provided in 1995 relating to the Concord portfolio.





B A L A N C E   S H E E T   R E V I E W

Risk Management


The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole to determine if they are collectively well controlled and to ensure that they would not have an adverse effect on the institution. It is responsible for the review of all risks associated with selective new products and activities and their primary internal controls prior to their implementation. The spectrum of risks includes, but is not limited to, liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Management Policy Committee manages the details of liquidity and market risk. The management of credit risk is further discussed on page 21.


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

The Bank has a wide range of available techniques for implementing asset-liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Management Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined trading and balance sheet position limits.

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $300 million at December 31, 1996. Wholesale liabilities increased to $4,267 million at December 31, 1996 from $4,205 million a year ago primarily to fund increased money market assets. Deposits at December 31, 1996 were 120.5% of loans compared with 111.3% at December 31, 1995.

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

To help manage the risks associated with the effects of changes in interest rates, and to optimize net interest income within the ranges of interest rate risk that the Company's management considers acceptable, the Company maintains a portfolio of off-balance sheet derivative financial instruments. Consisting principally of interest rate swaps and forward rate agreements, these derivative financial instruments mitigate interest rate risk by altering the repricing characteristics of certain on-balance sheet assets and liabilities.

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


Interest Rate Sensitivity


The following table, which is based upon dynamic simulation modeling as of December 31, 1996, demonstrates the impact of a 1 percent positive and negative movement in interest rates on the Company's net interest income for the next twelve months and illustrates the effectiveness of the risk management positions at reducing overall interest rate sensitivity.

----------------------------------------------------------------------------
Changes in net interest income attributable to:          +1%            -1%
----------------------------------------------------------------------------
                                                           in millions
Balance sheet assets and liabilities                    $ 5           $(14)
Risk management positions in derivative
  off-balance sheet instruments                          (8)             7
----------------------------------------------------------------------------
                                                        $(3)          $ (7)
============================================================================


Management has primarily used derivative financial instruments to alter the repricing characteristics of balance sheet assets and liabilities, thereby decreasing the Company's overall sensitivity to changes in interest rates.

In addition to using derivative financial instruments to manage overall repricing risk, the Company uses these instruments to manage basis risk associated with the potential divergence of market interest rate indices. Specifically, the variable component of the majority of the Company's overall interest rate risk derivatives are based upon the London Interbank Offered Rate (LIBOR). Given that the majority of rate sensitive loan assets are prime based, and consistent with risk management philosophy, the Company may enter into certain agreements whereby the LIBOR and prime interest streams are exchanged. Derivative financial instruments are also used to a lesser extent to manage the risk associated with the cash flows generated by certain specific balance sheet positions. A further discussion of derivative activities can be found in Note 25 to the Financial Statements.

The following table shows the repricing structure of assets and liabilities as of December 31, 1996, with each maturity interval referring to the earliest repricing opportunity for each asset and liability, that is, the earlier of its actual maturity or its expected rate reset date. For those assets and liabilities subject to change in behavior due to movements in interest rates such as mortgage sensitivity to prepayments, data is reported based on their assumed life until the earlier of expected repricing or maturity. The resulting "gaps" indicate the sensitivity of earnings with respect to the direction, magnitude and timing of changes in market interest rates. Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.


Interest Rate Sensitivity

----------------------------------------------------------------------------------------
                           Noninterest
                               Bearing      0-90   91-180   181-365    Over 1
December 31, 1996                Funds      Days     Days      Days      Year     Total
----------------------------------------------------------------------------------------
                                                    in millions
Assets:
  Interest bearing deposits
   with banks                  $     -   $ 1,618   $  315   $     -    $    -   $ 1,933
  Securities                         -       343      165       969     1,393     2,870
  Loans                              -     7,921      655       814     5,302    14,692
  Other earning assets               -     2,729        -         -         5     2,734
  Other assets, net              1,401         -        -         -         -     1,401
----------------------------------------------------------------------------------------
    Total assets               $ 1,401   $12,611   $1,135   $ 1,783    $6,700   $23,630
----------------------------------------------------------------------------------------
Sources of funds:
  Interest bearing deposits:
    Domestic offices
     Time deposits of $100,000
      or more                  $     -   $   916   $  140   $    99    $   96   $ 1,251
     Other                           -     3,869    1,145     1,203     4,154    10,371
    Foreign offices                  -     1,770        3         -         -     1,773
  Other interest bearing
   liabilities                       -     3,328        1         1       231     3,561
  Noninterest bearing deposits   4,315         -        -         -         -     4,315
  Other liabilities                386         -        -         -         -       386
  Shareholders' equity           1,973         -        -         -         -     1,973
----------------------------------------------------------------------------------------
    Total sources of funds     $ 6,674   $ 9,883   $1,289   $ 1,303    $4,481   $23,630
----------------------------------------------------------------------------------------
Effect of interest rate swaps        -       349      (36)   (1,662)    1,349
----------------------------------------------------------------------------------------
Interest sensitivity gap       $(5,273)  $ 3,077   $ (190)  $(1,182)   $3,568
========================================================================================



Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

------------------------------------------------------------------------------
                                            One        Over One          Over
                                           Year         Through          Five
December 31, 1996                       or Less      Five Years         Years
------------------------------------------------------------------------------
                                                    in millions
Domestic:
    Construction loans                   $  155          $  204        $   37
    Mortgage loans                          338             897           454
    Other business and financial          2,754           1,792           548
International                               148              28           333
------------------------------------------------------------------------------
Total                                    $3,395          $2,921        $1,372
==============================================================================

Loans with fixed or predetermined
 interest rates                          $1,539          $1,529        $  923
Loans having floating or adjustable
 interest rates                           1,856           1,392           449
------------------------------------------------------------------------------
Total                                    $3,395          $2,921        $1,372
==============================================================================

The table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year-end 1996.


Securities Portfolios


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

In 1995, the Financial Accounting Standards Board issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time opportunity for companies to reassess the appropriateness of the designations of all securities held upon the initial application of the Special Report. The Company reassessed the classifications of its securities held and, during 1995 transferred securities with an amortized cost of $2,491 million and a fair value of $2,535 million from held to maturity to available for sale. The resulting redesignations were accounted for at fair value resulting in a net unrealized gain, net of tax, of $29.4 million recorded in shareholders' equity.


The following table is an analysis of securities at the end of each of the last three years.

------------------------------------------------------------------------------
December 31,                               1996            1995          1994
------------------------------------------------------------------------------
                                                      in millions
Available for sale:
  U.S. Treasury                          $2,275          $1,715        $    -
  U.S. Government agency obligations        374             618             -
  Other debt securities                     149             202            34
  Equity securities                          72              79            80
------------------------------------------------------------------------------
                                         $2,870          $2,614        $  114
------------------------------------------------------------------------------
Held to maturity:
  U.S. Treasury                          $    -          $    -        $1,065
  U.S. Government agency obligations          -               -           751
  Other debt securities                       -               -           152
------------------------------------------------------------------------------
                                         $    -          $    -        $1,968
==============================================================================



The following table reflects the distribution of maturities of the available for sale portfolio at year-end 1996 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 1996. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates. The table excludes securities with total fair value of $72 million, including $43 million in Federal Reserve Bank stock, without fixed maturities which had a weighted average yield of 6.83%.


Securities - Contractual Final Maturities and Yield

------------------------------------------------------------------------------------------
                              Within         After One        After Five        After
Taxable                        One           but Within       but Within         Ten
equivalent                     Year          Five Years       Ten Years         Years
basis                     Amount  Yield     Amount  Yield   Amount  Yield   Amount  Yield
------------------------------------------------------------------------------------------
                                                      in millions
Available for sale:
  U.S. Treasury           $1,083   5.53%    $1,041   5.82%    $151   5.60%    $  -      -%
  U.S. Gov't agency            5   6.48         18   6.48      114   6.23      237   7.12
  Other debt securities        -      -        149   5.93        -      -        -      -
------------------------------------------------------------------------------------------
Total fair value          $1,088   5.53%    $1,208   5.84%    $265   5.87%    $237   7.12%
------------------------------------------------------------------------------------------
Total amortized cost      $1,081            $1,210            $263            $231
==========================================================================================


The maturity distribution of U.S. Government agency obligations and other securities which include asset-backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and estimated prepayments. Based on the anticipated cash flows, the total maturity distributions for the portfolio would be $1,255 million, $1,269 million, $192 million and $82 million for within one year, after one but within five years, after five years but within ten years and after ten years, respectively.

Credit Risk Management


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

The Risk Management Committee is responsible for oversight of credit policy and the credit risk profile of the loan portfolio. The Chief Credit Officer is responsible for the design and management of the credit function including monitoring and making changes, where appropriate, to written credit policies.

In addition to active supervision and evaluation by lending officers, periodic reviews of the loan portfolio are made by internal auditors, independent auditors, the Board of Directors and regulatory agency examiners. These reviews cover selected borrowers' current financial position, past and prospective earnings and cash flow, and realizable value of collateral and guarantees. These reviews also serve as an early identification of problem credits.


Loans Outstanding


The following table provides a breakdown of major loan categories as of year end for the past five years. The acquisition of assets acquired from East
River Savings Bank in June 1996 included a commercial mortgage portfolio of $600 million and a residential mortgage portfolio of $300 million. The commercial loan portfolio does not include any industry concentration which exceeded 10% of loans at December 31, 1996.

--------------------------------------------------------------------------------------------
                                               1996      1995      1994      1993      1992
--------------------------------------------------------------------------------------------
                                                              in millions
Domestic:
  Commercial:
   Construction loans                       $   396   $   428   $   480   $   730   $ 1,290
   Mortgage loans                             1,689       999       931       915       671
   Loans and advances to affiliates              96       343       302       160       106
   Other business and financial               4,998     4,865     4,993     5,072     5,610
  Consumer:
   Residential mortgages                      3,632     3,080     2,738     2,356     1,983
   Credit card receivables                    1,939     1,844     1,656     1,521       822
   Other consumer loans                       1,433     1,472     1,406     1,250     1,576
--------------------------------------------------------------------------------------------
                                             14,183    13,031    12,506    12,004    12,058
--------------------------------------------------------------------------------------------
International:
  Government and official institutions          359       373       383       381       453
  Banks and other financial institutions         95       284       191        25        25
  Commercial and industrial                      55        84        54       111       142
--------------------------------------------------------------------------------------------
                                                509       741       628       517       620
--------------------------------------------------------------------------------------------
Total loans                                 $14,692   $13,772   $13,134   $12,521   $12,678
============================================================================================


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


Risk Elements in the Loan Portfolio at Year End

------------------------------------------------------------------------------------
                                            1996    1995     1994     1993     1992
------------------------------------------------------------------------------------
                                                        in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                           $ 176   $ 170   $  365   $  595   $  876
    Other domestic loans                     181     298      696      525    1,136
------------------------------------------------------------------------------------
      Subtotal                               357     468    1,061    1,120    2,012
  International                                -       -        -        -        -
------------------------------------------------------------------------------------
Total nonaccruing loans                      357     468    1,061    1,120    2,012
Restructured accruing loans                   25      13       10        -        -
------------------------------------------------------------------------------------
Total nonaccruing and restructured loans     382     481    1,071    1,120    2,012
Other real estate                             13      65      144      217      283
Owned assets                                   1      45        8       32       98
------------------------------------------------------------------------------------
Total nonaccruing and restructured loans,
 other real estate and owned assets        $ 396   $ 591   $1,223   $1,369   $2,393
====================================================================================

Ratios:
  Nonaccruing and restructured
   loans to total loans                     2.60%   3.50%    8.16%    8.95%   15.87%
  Nonaccruing loans, restructured loans,
   other real estate and owned assets
   to total assets                          1.68    2.88     6.40     6.74    12.43
------------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):
  Residential real estate mortgages        $  12  $   15   $   18   $   12   $   22
  Credit card receivables                     35      22        9       12       13
  Other consumer loans                        12      14       11       12        7
  All other                                   16       9       17       25       45
------------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                       $  75  $   60   $   55   $   61   $   87
====================================================================================


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

Nonaccruing loans at December 31, 1996 totaled $357 million or 2.43% of total loans, compared with $468 million or 3.40% of total loans, a year ago. The reduced level of nonaccruing loans resulted from aggressive management of problem credits as well as improvement in the domestic economy. The merger of Concord into the Company resulted in an increased level of nonaccruing loans, primarily aircraft, prior to 1995. During 1995 an aggressive strategy of accelerating the timing of gaining title to and disposing of these assets was adopted. As a result, provision for loan losses totaling $113 million was recorded in early 1995 to reflect the change in strategy. The majority of the decline in nonaccruing loans at December 31, 1996 compared with year ends 1995 and 1994 occurred in this portfolio. Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $76 million, $70 million and $11 million at December 31, 1996, 1995 and 1994, respectively.

Of the nonaccruing loans at December 31, 1996 over 50% are less than 30 days past due as to cash payment of principal and interest. Cash payments received on loans on nonaccruing status during 1996, or since loans were placed on nonaccruing status, whichever was later, totaled $70 million, $36 million of which was applied as interest income and $34 million as reduction of loan principal.

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for loan losses according to an established delinquency schedule. Higher credit card delinquencies (charged off when 180 days delinquent) during 1996 resulted in increased net charge offs associated with this portfolio compared with prior years.

The Company identified impaired loans totaling $258 million at December 31, 1996 of which $61 million had an allocation from the allowance of $24 million. At December 31, 1995, the Company had identified impaired loans of $348 million, of which $117 million had an allocation from the allowance of $61 million. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans so identified are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Other Problem Assets


In situations where loans are secured by real estate or other assets and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. When property is so acquired, the lower of cost or fair value (including cost to dispose) is reported on the balance sheet in other assets. Any part of the loan exceeding the value of the property at the time of transfer is charged against the loan loss allowance. Subsequent decreases in fair value are included in provision for ORE and other owned asset losses.

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


Foreign Country Outstandings Which Exceed .75% of Total Assets

---------------------------------------------------------------------------
                                   Banks and
                                       Other      Commercial
                                   Financial             and
                                Institutions      Industrial         Total
---------------------------------------------------------------------------
                                                 in millions
December 31, 1996: *
  Canada                                $208            $108          $316
  Switzerland                            178               -           178
  United Kingdom                          93             219           312
December 31, 1995: *
  Canada                                  90              70           160
  France                                 345              31           376
  Japan                                  290               -           290
December 31, 1994: *
  France                                 195               -           195
  Italy                                  175               -           175
  Japan                                  385               -           385
===========================================================================

* The table excludes bonds issued by the United Mexican States and the Republic of Venezuela which are collateralized by zero-coupon U.S. Treasury securities with a face value equal to that of the underlying bonds. They are known as "Brady bonds." The fair value of such collateral for the $188 million of 6.25% Mexican bonds due 2019 was approximately $31 million, $29 million and $27 million at year ends 1996, 1995 and 1994, respectively.
Interest payments are partially secured by cash equivalent instruments for an 18 month period. The fair value of such collateral for the $166 million book value, $177 million face value of 6.75% Venezuelan bonds due 2020 was approximately $28 million, $26 million and $24 million at year ends 1996, 1995 and 1994, respectively. Interest payments are partially secured by cash equivalent instruments for a 14 month period. These bonds had an aggregate fair value of $273 million at December 31, 1996.


Allowance for Loan Loss and Charge Offs

At year-end 1996, the allowance was $418.2 million, or 2.85% of total loans, compared with $477.5 million, or 3.47% of total loans, a year ago. The ratio of the allowance to nonaccruing loans was 116.98% at December 31, 1996 compared with 101.95% a year earlier. The Company's nonaccruing loans were reduced to $357 million at December 31, 1996 from $468 million at December 31, 1995.

--------------------------------------------------------------------------------------
                                         1996      1995      1994      1993      1992
--------------------------------------------------------------------------------------
                                                        in millions
Total loans at year end               $14,692   $13,772   $13,134   $12,521   $12,678
Average total loans                    13,905    13,200    12,714    12,469    12,618

Allowance for loan losses:
 Balance at beginning of year         $ 477.5   $ 531.5   $ 524.3   $ 700.9   $ 727.0
 Allowance related to acquired
   businesses                             3.4        .4       1.2         -         -
Charge offs:
 Commercial:
  Construction loans                        -      44.4      68.8     111.5      42.0
  Mortgage loans                            -        .5      14.8      26.3      51.8
  Other business and financial           69.8     174.8      92.2     142.4     205.6
 Consumer:
  Credit card receivables                91.7      53.8      50.5      40.4      31.2
  Other consumer loans                   20.0      12.3      17.5      37.8      39.1
 International                              -         -         -         -         -
--------------------------------------------------------------------------------------
Total charge offs                       181.5     285.8     243.8     358.4     369.7
--------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction loans                     1.1      11.9      10.7       4.8       9.3
   Mortgage loans                           -         -         -         -        .1
   Other business and financial          38.3      29.8      53.6      46.2      16.4
 Consumer:
   Credit card receivables                9.2       8.3       8.3      10.0      11.7
   Other consumer loans                   5.5       6.1       8.5      12.3      16.4
 International                              -         -         -         -        .3
--------------------------------------------------------------------------------------
Total recoveries                         54.1      56.1      81.1      73.3      54.2
--------------------------------------------------------------------------------------
Total net charge offs                   127.4     229.7     162.7     285.1     315.5
--------------------------------------------------------------------------------------
Provision charged to income              64.7     175.3     168.7     108.5     289.4
--------------------------------------------------------------------------------------
Balance at end of year                $ 418.2   $ 477.5   $ 531.5   $ 524.3   $ 700.9
--------------------------------------------------------------------------------------
Allowance ratios:
 Total net charge offs to
  average loans                           .92%     1.74%     1.28%     2.29%     2.50%
 Year-end allowance to:
   Year-end total loans                  2.85      3.47      4.05      4.19      5.53
   Year-end total nonaccruing loans    116.98    101.95     50.08     46.79     34.84
======================================================================================


The allowance for loan losses is an allowance for possible credit related losses. The allowance is increased as provisions for loan losses are charged to current operating income. The allowance is reduced as charge offs are recorded. Recoveries are added to the allowance. In determining the amount of provisions for loan losses, management considers a number of factors.


These include judgments covering possible losses on loans, loan evaluations and examination classifications and expected performance of various categories of loans within an anticipated range of economic conditions. This is an ongoing process. Charge offs of commercial loans and residential mortgages reflect management's judgment with respect to the ultimate collectibility of all or part of a loan. Charge offs of consumer loans, excluding residential mortgages, occur according to an established delinquency schedule. Recoveries on loans previously charged off are added to the allowance.

The loan loss allowance is considered by management to be a general allowance available to cover loan losses within the entire portfolio. The classifications within the table below are based on management's current assessment of the loss potential associated with specific loans and elements of the portfolio. Allocation is especially problematical because of the difficulties inherent in predicting and evaluating the impact of economic events on fully performing loans, work-outs and previously charged off loans. Amounts allocated to consumer installment loans represent estimates of charge offs based on formulas appropriate to the type of loan. Management cautions that the loan loss allowance allocation does not necessarily represent the total amount which may be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1996 is adequate as a general allowance.

Effective January 1, 1995, allowances are established against impaired loans equal to the difference between the recorded investment in the asset and the present value of the cash flows to be received or the fair value of the collateral, if the loan is collateral dependent. The allowance for loan losses did not change as a result of this establishment.


Allocation of Allowance for Loan Loss

----------------------------------------------------------------------------------------------------------
                                     1996            1995            1994            1993            1992
----------------------------------------------------------------------------------------------------------
                                     % of            % of            % of            % of            % of
                                    Loans           Loans           Loans           Loans           Loans
                                       to              to              to              to              to
                                    Total           Total           Total           Total           Total
                           Amount   Loans  Amount   Loans  Amount   Loans  Amount   Loans  Amount   Loans
----------------------------------------------------------------------------------------------------------
                                                             in millions
Domestic:
 Commercial:
  Construction loans         $  2     2.7    $  3     3.1    $ 40     3.7    $ 56     5.8    $164    10.2
  Mortgage loans               19    11.5      10     7.3      12     7.1      10     7.3      10     5.3
  Other business               75    34.7     149    37.8     221    40.3     186    41.8     190    45.1
 Consumer:
   Credit card receivables     55    13.2      40    13.4      42    12.6      47    12.2      26     6.5
   Other consumer              16    34.5      14    33.0      12    31.5      14    28.8      25    28.1
International                  26     3.4      28     5.4       2     4.8       1     4.1       2     4.8
Unallocated                   225       -     234       -     202       -     210       -     284       -
----------------------------------------------------------------------------------------------------------
Total                        $418   100.0    $478   100.0    $531   100.0    $524   100.0    $701   100.0
==========================================================================================================


Capital Resources


Total shareholders' equity at year-end 1996 was $1,973 million, compared with $1,697 million at year-end 1995. The equity base was increased by $380.2 million from net income, reduced by $18.5 million from change in net unrealized gains on securities available for sale, $80 million for common shareholder dividends paid to HSBC Holdings B.V. and $5.9 million for preferred shareholder dividends. The capital contribution from the parent of $.3 million primarily relates to an HSBC stock ownership plan in which almost all of the Company's employees are eligible to participate.

The ratio of shareholders' equity to total year-end assets was 8.35% at December 31, 1996 compared with 8.26% at December 31, 1995.

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

The guidelines include the concept of Tier 1 capital and total capital.
Tier 1 capital is essentially common equity, excluding net unrealized gain
(loss) on securities available for sale and goodwill, plus certain types of preferred stock including the guaranteed mandatorily redeemable preferred securities of subsidiary of the Company issued in 1996. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital.

The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

Under these guidelines, the Company's total risk adjusted assets and off-balance sheet items at December 31, 1996 was approximately $16.8 billion. Tier 1 capital was $2.0 billion and total capital was $2.9 billion resulting in risk adjusted capital ratios of 11.92% at the Tier 1 level and 17.00% at the total capital level. These ratios compared with 10.89% at the Tier 1 level and 16.39% at the total capital level at December 31, 1995.


Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 1996, the Company had a 9.54% leverage ratio compared with 8.36% at December 31, 1995.

The regulatory agencies established five capital categories applicable to banks from well capitalized to critically undercapitalized. The Bank's ratios at December 31, 1996 exceeded the ratios required for the well capitalized category.

In 1996, the bank regulators amended their risk-based capital guidelines to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk that relates to the Company's trading activities.

The market risk rules are not effective until 1998 and will only apply to institutions with significant trading activities. It is currently estimated that the new rules will not significantly affect the risk-based capital ratios of the Company.

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk-adjusted assets.

Pending Acquisition


In August 1996, the Company announced that it had reached an agreement to acquire CTUS Inc., a unitary thrift holding company and parent of First Federal Savings and Loan Association of Rochester, from Toronto-based CT Financial Services Inc. for $620 million. The transaction is expected to close in March 1997. The Company will sell a portion of its portfolio of investment securities to fund the purchase price. The pending acquisition is more fully described in Note 1 to the Financial Statements.


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

The Company's systems of internal accounting control are designed to provide reasonable assurance, but not absolute, that assets are safeguarded against loss from unauthorized acquisition, use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of these control systems. Management believes that the system of internal control, which is subject to close scrutiny by management and by internal auditors, supports the integrity and reliability of the financial statements.

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


R E P O R T  O F  I N D E P E N D E N T  A U D I T O R S

The Board of Directors and Shareholders of
HSBC Americas, Inc.

We have audited the accompanying consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996, and the accompanying consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Americas, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, and the financial position of Marine Midland Bank and subsidiaries as of December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in the Summary of Significant Accounting Policies, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" in 1995.


/s/ KPMG PEAT MARWICK LLP

Buffalo, New York
January 23, 1997


                                                     HSBC Americas, Inc. 1996
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1996            1995
------------------------------------------------------------------------------
                                                            in thousands
Assets
Cash and due from banks                          $    967,249    $  1,242,335
Interest bearing deposits with banks                1,933,036       1,488,101
Federal funds sold and securities
 purchased under resale agreements                  1,841,863         518,256
Trading assets                                        891,546         616,531
Securities available for sale                       2,870,075       2,613,830
Loans                                              14,691,916      13,772,339
Less - allowance for loan losses                      418,159         477,502
------------------------------------------------------------------------------
      Loans, net                                   14,273,757      13,294,837
Premises and equipment                                189,795         180,552
Accrued interest receivable                           175,326         150,335
Intangible assets                                     192,355          71,596
Other assets                                          294,753         376,970
------------------------------------------------------------------------------
Total assets                                     $ 23,629,755    $ 20,553,343
==============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  4,315,447    $  3,433,016
  Interest bearing                                 11,621,213      10,454,352
Interest bearing deposits in foreign offices        1,773,159       1,442,484
------------------------------------------------------------------------------
      Total deposits                               17,709,819      15,329,852
Short-term borrowings                               2,481,342       2,538,110
Interest, taxes and other liabilities                 385,434         278,765
Long-term debt                                        880,183         709,750
Guaranteed mandatorily redeemable preferred
 securities of subsidiary                             200,000               -
------------------------------------------------------------------------------
Total liabilities                                  21,656,778      18,856,477
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 23 and 24)
Shareholders' equity
Preferred stock                                        98,063          98,063
Common shareholder's equity
  Common stock, $5 par; Authorized - 1,100 shares
                        Issued - 1,001 shares               5               5
  Capital surplus                                   1,803,427       1,803,094
  Retained earnings (accumulated deficit)              60,630        (233,686)
  Net unrealized gain on securities
   available for sale, net of taxes                    10,852          29,390
------------------------------------------------------------------------------
      Total common shareholder's equity             1,874,914       1,598,803
------------------------------------------------------------------------------
Total shareholders' equity                          1,972,977       1,696,866
------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 23,629,755    $ 20,553,343
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                     HSBC Americas, Inc. 1996
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


Year Ended December 31,                  1996            1995            1994
------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                            $ 1,278,681     $ 1,213,929     $ 1,024,352
 Securities                           187,539         145,000          99,706
 Trading assets                        51,231          33,965          53,972
 Deposits with banks                   65,439          60,725          48,256
 Federal funds sold and
  securities purchased under
  resale agreements                    28,831          34,906          30,319
------------------------------------------------------------------------------
Total interest income               1,611,721       1,488,525       1,256,605
------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                 412,679         391,808         279,287
  In foreign offices                   68,773          72,733          28,398
 Short-term borrowings                120,873          81,426          80,961
 Long-term debt                        47,628          50,396          85,881
------------------------------------------------------------------------------
Total interest expense                649,953         596,363         474,527
------------------------------------------------------------------------------
Net interest income                   961,768         892,162         782,078
Provision for loan losses              64,750         175,292         168,703
------------------------------------------------------------------------------
Net interest income, after
 provision for loan losses            897,018         716,870         613,375
------------------------------------------------------------------------------
Other operating income
 Trust income                          41,155          46,724          47,514
 Service charges                       89,856          85,051          84,452
 Mortgage servicing income             15,074          16,217          19,065
 Other fees and commissions           116,057         120,905         126,310
 Trading revenues (loss)                3,779           5,399         (13,884)
 Other income                          45,022          40,609          32,487
------------------------------------------------------------------------------
Total other operating income          310,943         314,905         295,944
------------------------------------------------------------------------------
                                    1,207,961       1,031,775         909,319
------------------------------------------------------------------------------
Other operating expenses
 Salaries                             280,844         283,541         287,597
 Pension and other employee benefits   71,290          70,638          76,171
------------------------------------------------------------------------------
   Total personnel expense            352,134         354,179         363,768
 Net occupancy expense                 78,541          76,356          71,315
 Other expenses                       222,741         259,361         385,629
------------------------------------------------------------------------------
Total other operating expenses        653,416         689,896         820,712
Provision for ORE and other owned
 asset losses                           3,357           5,954               -
------------------------------------------------------------------------------
Total other operating expenses after
 provision for ORE and other
 owned asset losses                   656,773         695,850         820,712
------------------------------------------------------------------------------
Income  before taxes                  551,188         335,925          88,607
Applicable income tax expense         171,000          52,341         125,572
------------------------------------------------------------------------------
Net income  (loss)                $   380,188     $   283,584     $   (36,965)
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.

                                                      HSBC Americas, Inc. 1996
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N    S H A R E H O L D E R S '    E Q U I T Y

                                                                           Net
                                                                    Unrealized
                                                           Retained    Gain on
                                                           Earnings Securities
                         Preferred  Common     Capital (Accumulated  Available
                             Stock   Stock     Surplus     Deficit)   for Sale
------------------------------------------------------------------------------
                                             in thousands
Balance
 December 31, 1993         $98,063  $    5 $ 1,820,777  $ (218,559) $       -
Net loss                         -       -           -     (36,965)         -
Cash dividends declared
 on preferred stock
  $5.50 cumulative               -       -           -        (122)         -
  Adjustable rate cumulative     -       -           -      (5,751)         -
Cash dividends declared
 on common stock                 -       -           -    (100,000)         -
Capital contribution
 from parent                     -       -     100,000           -          -
------------------------------------------------------------------------------
Balance
 December 31, 1994          98,063       5   1,920,777    (361,397)         -
Net income                       -       -           -     283,584          -
Cash dividends declared
 on preferred stock
  $5.50 cumulative               -       -           -        (122)         -
  Adjustable rate cumulative     -       -           -      (5,751)         -
Cash dividends declared
 on common stock                 -       -           -    (150,000)         -
Return of capital to parent      -       -    (117,683)          -          -
Transfer of securities
 held to maturity to
 securities available
 for sale, net of taxes          -       -           -           -     29,390
------------------------------------------------------------------------------
Balance
 December 31, 1995          98,063       5   1,803,094    (233,686)    29,390
Net income                       -       -           -     380,188          -
Change in unrealized gain
 on securities available
 for sale, net of taxes          -       -           -           -    (18,538)
Cash dividends declared
 on preferred stock
  $5.50 cumulative               -       -           -        (122)         -
  Adjustable rate cumulative     -       -           -      (5,750)         -
Cash dividends declared
 on common stock                 -       -           -     (80,000)         -
Capital contribution from parent -       -         333           -          -
------------------------------------------------------------------------------
Balance December 31, 1996  $98,063  $    5 $ 1,803,427  $   60,630  $  10,852
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                    HSBC Americas, Inc. 1996
-----------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C A S H    F L O W S



Year Ended December 31,                       1996         1995         1994
-----------------------------------------------------------------------------
                                                     in thousands
Cash flows from operating activities
 Net income  (loss)                    $   380,188  $   283,584  $   (36,965)
 Adjustments to reconcile net income
   (loss) to net cash provided (used)
   by operating activities
  Depreciation, amortization and
   deferred taxes                          103,055       (6,743)      64,512
  Provision for loan losses                 64,750      175,292      168,703
  Net change in other accrual accounts      73,698     (424,005)    (139,582)
  Net change in loans originated for sale  325,109      (88,853)     171,692
  Net change in trading assets            (270,047)    (202,610)   1,191,938
  Other, net                               (49,107)     (28,469)      37,098
-----------------------------------------------------------------------------
   Net cash provided (used) by
    operating activities                   627,646     (291,804)   1,457,396
-----------------------------------------------------------------------------
Cash flows from investing activities
 Net change in interest bearing
   deposits with banks                    (218,875)    (182,054)     409,104
 Net change in short-term investments     (378,485)      81,737      350,009
 Purchases of securities                  (956,647)  (1,192,103)    (629,054)
 Sales of securities                        89,780       61,852       24,846
 Maturities of securities                  650,584      665,172      551,822
 Net change in credit card receivables    (181,915)    (234,858)    (178,679)
 Net change in other short-term loans       43,540      (74,725)    (130,389)
 Net originations and maturities of
   long-term loans                        (172,860)    (698,367)    (873,779)
 Expenditures for premises and equipment   (32,605)     (24,906)     (20,912)
 Net cash used in acquisitions,
   net of cash acquired                    (40,094)           -            -
 Other, net                                 85,803      523,648       40,209
-----------------------------------------------------------------------------
  Net cash used by investing activities (1,111,774)  (1,074,604)    (456,823)
-----------------------------------------------------------------------------
Cash flows from financing activities
 Net change in deposits                    (21,173)   1,549,122      802,188
 Net change in short-term borrowings       (56,768)     282,221     (847,124)
 Issuance of long-term debt                297,522            -            -
 Repayment of long-term debt              (125,000)         (47)    (987,816)
 Guaranteed mandatorily redeemable
  preferred securities of subsidiary       200,000            -            -
 Capital contributions                         333     (117,683)     100,000
 Dividends paid                            (85,872)    (155,873)    (105,873)
-----------------------------------------------------------------------------
   Net cash provided (used) by
    financing activities                   209,042    1,557,740   (1,038,625)
-----------------------------------------------------------------------------
Net change in cash and due from banks     (275,086)     191,332      (38,052)
Cash and due from banks at beginning
   of year                               1,242,335    1,051,003    1,089,055
-----------------------------------------------------------------------------
Cash and due from banks at end of year $   967,249  $ 1,242,335  $ 1,051,003
=============================================================================
Cash paid for:  Interest               $   638,997  $   592,194  $   474,440
                Income  taxes               76,788      185,453      113,779
Non-cash activities
 Transfers of securities held to maturity
   to available for sale                         -    2,535,262            -
 Fair value of net liabilities assumed
   in acquisitions                         (99,446)           -            -
-----------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


                                                     Marine Midland Bank 1996
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1996            1995
------------------------------------------------------------------------------
                                                             in thousands
Assets
Cash and due from banks                          $    967,072    $  1,224,494
Interest bearing deposits with banks                1,867,936       1,488,002
Federal funds sold and securities
 purchased under resale agreements                  1,841,863         518,256
Trading assets                                        891,546         616,531
Securities available for sale                       2,841,138       2,567,897
Loans                                              14,555,533      13,723,691
Less - allowance for loan losses                      415,451         476,544
------------------------------------------------------------------------------
      Loans, net                                   14,140,082      13,247,147
Premises and equipment                                189,689         180,431
Intangible assets                                     187,259          63,644
Accrued interest receivable                           174,783         149,512
Other assets                                          243,786         286,558
------------------------------------------------------------------------------
Total assets                                     $ 23,345,154    $ 20,342,472
==============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  4,242,927    $  3,404,311
  Interest bearing                                 11,621,213      10,454,352
Interest bearing deposits in foreign offices        3,036,069       2,764,861
------------------------------------------------------------------------------
      Total deposits                               18,900,209      16,623,524
Short-term borrowings                               1,724,709       1,516,020
Interest, taxes and other liabilities                 407,264         297,385
Long-term debt                                        430,642         260,179
------------------------------------------------------------------------------
Total liabilities                                  21,462,824      18,697,108
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 23 and 24)
Shareholder's equity
Common shareholder's equity
Common stock, $100 par; Authorized - 2,250,000 shares
                        Issued - 1,850,000 shares     185,000         185,000
Capital surplus                                     1,633,431       1,633,098
Retained earnings (accumulated deficit)                54,753        (201,185)
Net unrealized gain on securities
 available for sale, net of taxes                       9,146          28,451
------------------------------------------------------------------------------
Total shareholder's equity                          1,882,330       1,645,364
------------------------------------------------------------------------------
Total liabilities and shareholder's equity       $ 23,345,154    $ 20,342,472
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


S U M M A R Y  O F  S I G N I F I C A N T  A C C O U N T I N G
P O L I C I E S

HSBC Americas, Inc. (the Company) is a New York State based bank holding company. All of the common stock of the Company is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC).

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

Loans


Loans are stated at their principal amount outstanding, net of unearned income, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

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

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for loan losses according to an established delinquency schedule.

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

Other Real Estate and Other Owned Assets


In situations where loans are secured by real estate or other property and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. Such properties are recorded at the lower of cost or fair value (including costs to dispose of the property) on the acquisition dates. Any part of the loan exceeding the fair value of the property at the time of transfer is charged against the allowance for loan losses. Subsequent decreases in fair value and net operating results on the property are included in provision for ORE and other owned asset losses.

Mortgage Servicing Rights


Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (FAS
122) prospectively. FAS 122 requires that a mortgage banking enterprise recognize mortgage servicing rights (MSRs) as separate assets. MSRs represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets. As originated or purchased loans are sold, securitized or where a definitive plan exists to sell or securitize such loans, their total cost is allocated between MSRs and the loans, based on relative fair values.

Prior to January 1, 1996, MSRs included purchased mortgage servicing rights (PMSRs) and excess mortgage servicing rights (EMSRs). PMSRs represented the cost of rights acquired in a purchase of mortgage loans where a definitive plan for the sale of loans existed when the transaction was initiated or the cost to acquire the rights to service a pool of mortgages that have previously been sold. EMSRs were recognized when mortgage loans were sold with servicing retained and the net servicing fee exceeded the normal servicing fee. The selling price of the loans was adjusted for such excess.

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve (prior to January 1, 1996 through direct writedowns), MSRs are stratified based upon interest rates and whether or not such rates are fixed or variable. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.

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

Derivative Financial Instruments


Derivative financial instruments, principally interest rate swaps and forward rate agreements are used by the Company to manage risk pursuant to an overall asset-liability management strategy. To the extent that they are linked to assets and liabilities that are valued on an historical cost basis, accrual or deferral based accounting is applied. As such, they are not marked to current market value, rather cash flows and/or gains and losses realized are accrued and/or amortized as an adjustment to net interest income, or to the income or expense generated by the corresponding specific asset-liability position.

Derivative financial instruments specifically linked to and used to offset the risk associated with securities classified as available for sale, are accounted for on the same basis as the underlying securities. The mark to market value of the derivatives are included with the fair value of the related instruments and as such become a component of the unrealized gains (losses) recorded in the shareholders' equity adjustment account.

Derivative financial instruments used to offset risk associated with cash trading instruments and foreign exchange trading activity are accounted for on a mark to market (fair value) basis consistent with the accounting applied to the related activity. The mark to market adjustment, which is recorded through the use of a valuation reserve and may include an interest receivable/payable component, along with any related gains or losses realized upon liquidation of a derivative trading position, is recorded as a component of trading revenues (loss).

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

On January 1, 1996 the net assets of Oleifera Investments, Ltd. (OIL), an indirect wholly owned subsidiary of HSBC, were transferred to the Company through a contribution of stock. Assets of OIL totaling $183 million at December 31, 1995 consisted primarily of commercial loans and other real estate.


The transactions described above were accounted for as transfers of assets between companies under common control, with the assets and liabilities of
Concord and OIL combined with those of the Company at their historical carrying values.  The Company's accompanying consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of Concord and OIL as though the transactions occurred as of the beginning of the earliest period presented.  Previously reported information was as follows:
----------------------------------------------------------------------------
Year Ended December 31,                                1995           1994
----------------------------------------------------------------------------
                                                          in millions
Net interest income (loss), after
 provision for loan losses:
   HSBC Americas, Inc.                               $708.2        $ 759.9
   Concord Leasing, Inc.                                  -         (145.2)
   Oleifera Investments, Ltd.                           8.7           (1.3)
----------------------------------------------------------------------------
                                                     $716.9        $ 613.4
----------------------------------------------------------------------------
Net income (loss):
   HSBC Americas, Inc.                               $291.7        $ 229.3
   Concord Leasing, Inc.                                  -         (212.1)
   Oleifera Investments, Ltd.                          (8.1)         (54.2)
----------------------------------------------------------------------------
                                                     $283.6        $ (37.0)
----------------------------------------------------------------------------


The Company acquired $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank for a purchase price of $93 million in June 1996. The acquisition was accounted for as a purchase and the results of its operations are included in the financial statements since the acquisition date. The excess fair value of net assets acquired was approximately $102 million and is being amortized against income over fifteen years.

The Company acquired the institutional dollar clearing activity of Morgan Guaranty Trust Company of New York on December 31, 1996. The Company assumed $945 million in deposit liabilities and acquired a like amount of Federal funds sold. The excess of fair value of net assets acquired of $32 million will be amortized against income over ten years. The transaction was accounted for as a purchase. Results of operations will be included in the Company's financial statements from date of acquisition. The acquisition requires payment of additional consideration contingent upon future revenues.

In August 1996, the Company and CT Financial Services Inc., (the Seller), entered into an agreement whereby the Company would purchase from the Seller the common shares of CTUS Inc. (CTUS), a unitary thrift holding company. CTUS owns First Federal Savings and Loan Association of Rochester (First Federal), a thrift institution which, at December 31, 1996 had $7.1 billion in assets and operated 80 branches in New York State. The purchase price to be paid is $620 million in cash, subject to upwards or downwards adjustment based on the net book value, as defined, of First Federal at acquisition date.

It is contemplated that simultaneously with the purchase of the common shares of CTUS by the Company, First Federal will be merged with the Bank. The agreement provides that prior to the closing of the purchase of the CTUS common shares, CTUS will issue to the Seller and the Seller will continue to hold following the purchase, preferred shares of CTUS which will provide for a contingent dividend or redemption equal to, and only to, the amount of the recovery, net of taxes and costs, if any, by First Federal (or the Bank as its successor) resulting from the pending action in the United States Court of Claims by First Federal against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989.

The transaction is expected to close in March 1997. The Company will sell a portion of its portfolio of investment securities to fund the purchase price. The transaction will be accounted for as a purchase and the results of CTUS's operations will be included in the Company's financial statements from the date of acquisition.

Note 2. Cash and Due from Banks


The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $233,658,000 in 1996 and $214,338,000 in 1995.


Note 3. Trading Assets


An analysis of trading assets, which are valued at market, follows.
----------------------------------------------------------------------------
December 31,                                           1996           1995
----------------------------------------------------------------------------
                                                           in thousands
U.S. Government                                    $      -       $ 10,394
Mortgage and other asset
 backed securities                                  883,754        600,508
Other securities                                      5,483          4,624
Derivatives                                           2,309          1,005
----------------------------------------------------------------------------
                                                   $891,546       $616,531
----------------------------------------------------------------------------

The net gains (losses) resulting from trading activities are summarized by categories of financial instruments in the following table.
----------------------------------------------------------------------------
Year Ended December 31,                   1996          1995          1994
----------------------------------------------------------------------------
                                                   in thousands
U.S. Government                        $ 1,830       $(2,302)     $ (6,361)
Mortgage and other asset
 backed securities                      (2,621)        5,660       (19,663)
Other securities                         1,430         1,171          (854)
Derivatives                               (835)       (2,975)        9,369
----------------------------------------------------------------------------
Trading asset revenues (loss)             (196)        1,554       (17,509)
Foreign exchange revenue                 3,975         3,845         3,625
----------------------------------------------------------------------------
Trading revenues (loss)                $ 3,779       $ 5,399      $(13,884)
----------------------------------------------------------------------------

Note 4. Securities


In 1995 the Financial Accounting Standards Board issued a Special Report, "A Guide to the Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which provided a one-time opportunity for companies to reassess the appropriateness of the classifications of securities under FAS 115. The Company reassessed the classifications of its securities held and during 1995 transferred securities from held to maturity with an amortized cost of $2,491,402,000 and a fair value of $2,535,262,000 to available for sale. The redesignations were accounted for at fair value resulting in an unrealized gain net of taxes of $29,390,000 recorded in shareholders' equity. The amortized cost and fair value of available for sale securities follows.

---------------------------------------------------------------------------------------------------
                                               1996                                  1995
                        ------------------------------------------------   ------------------------
                                          Gross       Gross
                          Amortized  Unrealized  Unrealized         Fair    Amortized         Fair
December 31,                   Cost       Gains      Losses        Value         Cost        Value
---------------------------------------------------------------------------------------------------
                                                        in thousands
U.S. Treasury            $2,269,156     $11,192      $5,523   $2,274,825   $1,682,527   $1,714,684
U.S. Government agency      366,987       7,122         444      373,665      607,699      618,504
Other debt securities       148,641         263          14      148,890      201,176      202,074
Equity securities            70,070       2,625           -       72,695       77,212       78,568
---------------------------------------------------------------------------------------------------
                         $2,854,854     $21,202      $5,981   $2,870,075   $2,568,614   $2,613,830
===================================================================================================


At December 31, 1995, with regard to securities available for sale, the Company had gross unrealized gains of $33,510,000, $12,312,000 and $2,273,000 and unrealized losses of $1,353,000, $1,507,000 and $19,000 related to U.S. Treasury, U.S. Government agency and other securities, respectively.

During 1996, the Company sold available for sale securities for aggregate proceeds of $89,780,000, resulting in gross realized gains of $12,914,000 and gross realized losses of $4,979,000. During 1995, the Company sold available for sale securities for aggregate proceeds of $54,732,000, resulting in gross realized gains of $16,680,000 and gross realized losses of $4,340,000. During 1994, the Company sold available for sale securities for aggregate proceeds of $16,136,000, resulting in gross realized gains of $8,935,000 and gross realized losses of $1,029,000. Substantially all interest income on securities is taxable.


The amortized cost and fair values of debt securities available for sale at December 31, 1996, by contractual maturity are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties. The amounts reflected in the table exclude $70,070,000 amortized cost, ($72,695,000 fair value) of equity securities available for sale that do not have fixed maturities.

------------------------------------------------------------------------------
                                                Amortized                Fair
December 31, 1996                                    Cost               Value
------------------------------------------------------------------------------
                                                          in thousands
Within one year                                $1,081,243          $1,088,788
After one but within five years                 1,209,775           1,207,188
After five but within ten years                   263,281             264,357
After ten years                                   230,485             237,047
------------------------------------------------------------------------------
                                               $2,784,784          $2,797,380
------------------------------------------------------------------------------


Note 5. Loans


Loans are presented net of unearned income, unamortized nonrefundable fees and related direct loan origination costs of $173,267,000 and $196,399,000 at December 31, 1996 and 1995, respectively. A distribution of the loan portfolio follows. International loans include "Brady bonds" issued by the United Mexican States and the Republic of Venezuela in the refinancing of their debt obligations. These bonds had an aggregate carrying value of $353,334,000 (face value $365,600,000) and an aggregate fair value of $273 million, $229 million and $186 million at year ends 1996, 1995 and 1994, respectively. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.

------------------------------------------------------------------------------
December 31,                                         1996               1995
------------------------------------------------------------------------------
                                                        in thousands
Domestic:
  Commercial:
    Construction loans                        $   396,313         $   428,237
    Mortgage loans                              1,689,013             999,207
    Loans and advances to affiliates               95,998             343,519
    Other business and financial                4,998,045           4,864,875
  Consumer:
    Residential mortgages                       3,632,232           3,080,267
    Credit card receivables                     1,938,427           1,843,660
    Other consumer loans                        1,432,740           1,471,952
International                                     509,148             740,622
------------------------------------------------------------------------------
                                              $14,691,916         $13,772,339
------------------------------------------------------------------------------


Residential mortgages include $91,517,000 and $121,586,000 of residential mortgages held for sale at December 31, 1996 and 1995, respectively. Other consumer loans include $412,135,000 and $397,250,000 of higher education loans also held for sale at December 31, 1996 and 1995, respectively.

At December 31, 1996 and 1995, the Company's nonaccruing loans were $357,468,000 and $468,349,000, respectively. At December 31, 1996 and 1995, the Company had commitments to lend additional funds of $4,747,000 and $11,400,000, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

------------------------------------------------------------------------------
Year Ended December 31,                               1996      1995     1994
------------------------------------------------------------------------------
                                                         in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms   $39,597   $70,166  $96,588
Interest revenue recorded on nonaccruing loans      35,858    32,841   38,082
------------------------------------------------------------------------------


Other real estate and owned assets included in other assets amounted to $13,486,000 and $109,758,000 net of allowances for losses of $32,358,000 and
$27,537,000 at December 31, 1996 and 1995, respectively.

The Company identified impaired loans as defined by FAS 114 totaling $257,512,000 at December 31, 1996, of which $60,651,000 had an allocation from the allowance of $24,274,000. At December 31, 1995, the Company had identified impaired loans of $347,778,000 of which $116,661,000 had an allocation from the allowance of $61,159,000. The average recorded investment in such impaired loans was $277,953,000 and $445,318,000 in 1996 and 1995, respectively.

The Company has loans outstanding to certain nonemployee directors and to certain entities in which a director is a general partner or has a 10% or more ownership. The loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility or present other unfavorable features. The aggregate amount of such loans does not exceed 5% of shareholders' equity at December 31, 1996 and 1995.


Note 6. Allowance for Loan Losses


An analysis of the allowance for loan losses follows.
------------------------------------------------------------------------------
                                                 1996        1995        1994
------------------------------------------------------------------------------
                                                       in thousands
Balance at beginning of year                $ 477,502   $ 531,496   $ 524,307
Allowance related to acquired businesses        3,415         371       1,167
Provision charged to income                    64,750     175,292     168,703
Recoveries on loans charged off                54,006      56,133      81,118
Loans charged off                            (181,514)   (285,790)   (243,799)
------------------------------------------------------------------------------
Balance at end of year                      $ 418,159   $ 477,502   $ 531,496
------------------------------------------------------------------------------

Note 5 provides information on impaired loans as defined by FAS 114 and the related specific loan loss allowance. The allowance did not change as a result of adopting FAS 114.

Note 7. Mortgage Servicing Rights


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $6.2 billion and $6.5 billion at December 31, 1996 and 1995, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $69.7 million and $87.7 million at December 31, 1996 and 1995, respectively.

As disclosed in the Summary of Significant Accounting Policies, effective January 1, 1996, the Company adopted FAS 122 prospectively. The adoption of FAS 122 did not have a material effect on the financial position or results of operations of the Company.


The following analysis reflects the changes in MSRs reported in intangible assets.
------------------------------------------------------------------------------
                                                1996         1995        1994
------------------------------------------------------------------------------
                                                       in thousands
Balance at beginning of year                $ 36,822     $ 52,810    $ 56,760
Additions                                     11,385        1,739      12,491
Amortization                                 (14,310)     (17,727)    (16,441)
------------------------------------------------------------------------------
Balance at end of year                      $ 33,897     $ 36,822    $ 52,810
------------------------------------------------------------------------------

No valuation reserve was established against MSRs at December 31, 1996. The fair value of MSRs as of December 31, 1996 was approximately $76.7 million. Fair value is estimated by discounting the net servicing income to be received over the estimated servicing term using a current market rate and disaggregated (individual portfolio) methodology.

Note 8. Goodwill and Other Acquisition Intangibles


Goodwill and other acquisition intangibles included in intangible assets totaled $158,458,000 and $34,774,000 at December 31, 1996 and 1995,
respectively. These amounts are amortized over the estimated periods to be benefited, not exceeding 15 years. Amortization totaled $14,356,000 and $11,244,000 during the years 1996 and 1995, respectively. An impairment review is performed periodically on these assets.



Note 9. Deposits


The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $1,250,567,000 and $1,241,046,000 at December 31, 1996 and 1995,
respectively.  Substantially all deposits in foreign offices exceed $100,000.
The scheduled maturities of time deposits at December 31, 1996 follows:
------------------------------------------------------------------------------
                                                                 in thousands
1997                                                               $3,749,704
1998                                                                  818,457
1999                                                                  104,831
2000                                                                   96,201
2001                                                                   35,730
Later years                                                             3,848
------------------------------------------------------------------------------
                                                                   $4,808,771
------------------------------------------------------------------------------

Note 10. Short-Term Borrowings


The following table shows detail relating to short-term borrowings in 1996, 1995 and 1994. Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.

----------------------------------------------------------------------------------------------------
                                          1996                   1995                   1994
----------------------------------------------------------------------------------------------------


                                             Average                Average                Average
                                     Amount     Rate        Amount     Rate        Amount     Rate
----------------------------------------------------------------------------------------------------
                                                             in thousands
Federal funds purchased
 (day to day):
     At December 31              $1,225,738     5.36%   $1,013,435     4.64%   $  469,385     4.02%
     Average during year            619,775     5.26       297,268     5.73       308,999     3.72
     Maximum month-end balance    1,225,738              1,013,435                790,500
Securities sold under
  repurchase agreements:
     At December 31                  58,491     4.98       123,041     5.48       259,783     5.22
     Average during year            465,147     4.95       304,735     5.71       202,446     3.89
     Maximum month-end balance      809,703                987,516                388,005
Commercial paper:
     At December 31                 473,633     5.30       276,590     5.49       226,152     5.33
     Average during year            338,505     5.32       228,346     5.78       789,065     4.41
     Maximum month-end balance      590,358                276,590                916,140
All other short-term borrowings:
     At December 31                 723,480     5.68     1,125,044     5.05     1,300,568     6.09
     Average during year            950,020     4.97       490,079     6.89       483,731     5.53
     Maximum month-end balance    1,231,399              1,125,044              1,300,568
====================================================================================================


All other short-term borrowings include $283,000,000 and $745,500,000 at year ends 1996 and 1995, respectively, from HSBC. See Note 19 to the Financial Statements.

At December 31, 1996, the Company had unused lines of credit with HSBC aggregating $300,000,000. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.

Note 11. Income Taxes


Total income tax expense (benefit) for the years ended 1996, 1995 and 1994 was allocated as follows:
----------------------------------------------------------------------------
Year Ended December 31,                         1996       1995        1994
----------------------------------------------------------------------------
                                                     in thousands
To income from operations                   $171,000    $52,341    $125,572
To unrealized gain on securities
 available for sale, net of taxes            (10,498)    15,825           -
----------------------------------------------------------------------------
                                            $160,502    $68,166    $125,572
----------------------------------------------------------------------------


The components of income tax expense from operations follows:
----------------------------------------------------------------------------
Year Ended December 31,                        1996       1995        1994
----------------------------------------------------------------------------
                                                    in thousands
Current:
  Federal                                  $ 57,220  $  74,816    $ 88,200
  State and local                            70,280     52,484      30,200
  Foreign                                         -    (10,959)      7,172
----------------------------------------------------------------------------
Total current                               127,500    116,341     125,572
----------------------------------------------------------------------------
Deferred:
  Deferred tax expense (benefit)             97,247     39,520     (41,673)
  Increase (decrease) in valuation
   allowance for deferred tax assets        (53,747)  (103,520)     41,673
----------------------------------------------------------------------------
Total deferred                               43,500    (64,000)          -
----------------------------------------------------------------------------
Total income taxes                         $171,000  $  52,341    $125,572
----------------------------------------------------------------------------



The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to income from operations and the statutory U.S. Federal income tax rate.
----------------------------------------------------------------------------
Year Ended December 31,                        1996       1995        1994
----------------------------------------------------------------------------
Statutory rate                                 35.0%      35.0%       35.0%
Increase (decrease) due to:
  State, local and foreign income taxes         8.3        8.0        27.4
  Change in valuation allowance for
   deferred tax assets                         (9.8)     (30.8)       10.8
  Tax exempt interest income                    (.4)       (.9)       (3.4)
  Adjustment to deferred tax assets and
   liabilities due to change in tax basis      (2.9)       1.8       (40.2)
  Net operating loss benefit                      -          -       102.7
  Other items                                    .8        2.5         9.4
----------------------------------------------------------------------------
Effective income tax rate                      31.0%      15.6%      141.7%
----------------------------------------------------------------------------



The components of the net deferred tax asset are summarized below.
----------------------------------------------------------------------------
December 31,                                              1996        1995
----------------------------------------------------------------------------
                                                           in thousands
Deferred tax assets:
  Allowance for loan losses                           $157,681    $174,647
  Deferred charge offs                                  20,472      64,711
  Depreciation and amortization                         17,376      18,523
  Accrued expenses not currently deductible             51,107      50,644
  Federal net operating loss carryforwards              93,852     119,524
  Accrued pension cost                                       -         607
  Mortgage servicing fees                                3,075       6,724
  Other                                                 28,657      30,867
----------------------------------------------------------------------------
                                                       372,220     466,247
  Less valuation allowance                             249,942     303,689
----------------------------------------------------------------------------
    Total deferred tax assets                          122,278     162,558
----------------------------------------------------------------------------
Less deferred tax liabilities:
  Lease financing income accrued                        34,364      36,648
  Accrued pension cost                                   5,811           -
  Accrued income on foreign bonds                       21,603      21,910
  Securities available for sale                          5,327      15,825
----------------------------------------------------------------------------
    Total deferred tax liabilities                      67,105      74,383
----------------------------------------------------------------------------
    Net deferred tax asset                            $ 55,173    $ 88,175
----------------------------------------------------------------------------

The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 were decreases of $53,747,000 and $103,520,000, respectively. The net change for the year ended December 31, 1994 was an increase of $41,673,000.

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.
In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance, at December 31, 1996.

Note 12. Long-Term Debt


The following is a summary of long-term debt, net of unamortized original issue debt discount, where applicable.
-------------------------------------------------------------------------------
December 31,                                                    1996      1995
-------------------------------------------------------------------------------
                                                                in thousands
Issued by the Company or subsidiaries other than the Bank:
  Floating rate subordinated notes due 2000  (5.69%)        $200,000  $200,000
  Floating rate subordinated notes due 2009  (5.81%)         124,320   124,320
  Floating rate subordinated capital notes due 1999 (5.81%)  100,000   100,000
  8 5/8% subordinated capital notes due 1997                 125,000   125,000
  7% subordinated notes due 2006                             297,522         -
  Other notes payable                                            221       252
-------------------------------------------------------------------------------
                                                             847,063   549,572
Issued by Marine Midland Bank or its subsidiaries:
  Floating rate subordinated capital notes due 1996                -   125,000
Obligations under capital leases                              33,120    35,178
-------------------------------------------------------------------------------
                                                            $880,183  $709,750
-------------------------------------------------------------------------------


Debt issued by Marine Midland Bank or its subsidiaries excludes the following notes payable to the Company; a floating rate note of $100,000,000 due 2000 and a 7.234% note of $297,522,000 due 2006.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the respective issues. Interest rates on the floating notes in effect at December 31, 1996 are shown in parentheses.

At maturity, the floating rate subordinated capital notes due 1999 and the 8 5/8% subordinated capital notes due 1997 will be exchanged by the Company for capital securities of the Company, or at the Company's option, the principal amount may be paid from funds designated by the Board of Governors of the Federal Reserve System as available for the retirement or redemption of the notes.

Contractual scheduled maturities for the debt, excluding obligations under capital leases, over the next five years are as follows: 1997, $125,057,000; 1998, $63,000; 1999, $100,069,000; 2000, $200,032,000; and none in 2001.
Maturities for obligations under capital leases are reported in Note 23, Commitments and Contingent Liabilities.

Note 13. Guaranteed Mandatorily Redeemable Preferred Securities of Subsidiary


Guaranteed mandatorily redeemable preferred securities of subsidiary represents 7.808% Capital Securities (Capital Securities) issued by HSBC Americas Capital Trust (the Trust), a statutory business trust and wholly owned subsidiary of the Company. The Capital Securities represent preferred beneficial interests in the assets of the Trust and are guaranteed by the Company. The assets of the Trust consist of junior subordinated debentures of the Company. The Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines of the Federal Reserve Board. Interest expense on long-term debt included in the consolidated statement of income includes $824,000 in 1996 relating to these securities.

The Capital Securities are redeemable at the option of the Company in the case of a tax event or regulatory capital event at the prepayment price equal to the greater of (i) 100% of the principal amount of the Capital Securities or
(ii) the sum of the present values of 103.904% of the principal amount of the Capital Securities plus the remaining scheduled payments of interest thereon from the prepayment date. Tax event refers to notice that the interest payable on the Capital Securities would not be deductible. Regulatory capital event refers to notice that the Capital Securities would not qualify as Tier 1 capital. The Capital Securities are redeemable at the option of the Company on December 15, 2006 at a premium of 3.904% in the first twelve months after December 15, 2006 and varying lesser amounts thereafter and without premium if redeemed after December 15, 2016. The Capital Securities mature on December 15, 2026 deferrable to the first business day after June 15, 2027.

Note 14. Preferred Stock


A summary of preferred stock outstanding at December 31, 1996 and 1995 follows:
---------------------------------------------------------------------------
                                                              in thousands
$5.50 Cumulative preferred stock, 22,154 shares                    $ 2,216
Adjustable rate cumulative preferred stock, 1,916,950 shares        95,847
---------------------------------------------------------------------------
                                                                   $98,063
---------------------------------------------------------------------------


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


Note 15. Common Stock


All of the common stock of the Company is owned by HSBC Holdings B.V. Common shares authorized and issued are 1,100 and 1,001, respectively, with a par value of $5.00.

Note 16. Retained Earnings


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

Under these rules the Bank can pay dividends to the Company as of December 31, 1996 of approximately $54.7 million, adjusted by the effect of its net income
(loss) for 1997 up to the date of such dividend declaration.

Note 17. Impact of Recently Issued Accounting Standard


In June 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125) which generally becomes effective on a prospective basis beginning January 1, 1997. FASB has delayed the effective date of certain of the provisions until January 1, 1998. FAS 125 primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. The Company does not expect that the adoption of FAS 125 will have a material effect on its financial position or results of operation.

Note 18. Regulatory Matters


The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy requires the maintenance of minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).


As of December 31, 1996, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table must be maintained. There are no conditions or events since that notification that management believes have changed the categories.


The capital amounts and ratios are presented in the table.
-----------------------------------------------------------------------------------------
                                                                         To Be Well
                                                                      Capitalized Under
                                                    For Capital       Prompt Corrective
                             Actual              Adequacy Purposes    Action Provisions
                             Amount    Ratio      Amount    Ratio      Amount     Ratio
-----------------------------------------------------------------------------------------
                                                    in millions
As of December 31, 1996
 Total capital
  (to risk weighted assets)
  Company                    $2,860    17.00%   > $1,346   > 8.00%   > $1,682   > 10.00%
  Bank                        2,288    13.83    >  1,324   > 8.00    >  1,655   > 10.00
 Tier 1 capital
  (to risk weighted assets)
  Company                     2,005    11.92    >    673   > 4.00    >  1,009   >  6.00
  Bank                        1,721    10.40    >    662   > 4.00    >    993   >  6.00
 Tier 1 capital
 (to average assets)
  Company                     2,005     9.54    >    631   > 3.00    >    631   >  3.00
  Bank                        1,721     8.26    >    834   > 4.00    >  1,042   >  5.00
As of December 31, 1995
 Total capital
  (to risk weighted assets)
  Company                     2,464    16.39    >  1,202   > 8.00    >  1,503   > 10.00
  Bank                        1,990    13.37    >  1,190   > 8.00    >  1,488   > 10.00
 Tier 1 capital
  (to risk weighted assets)
  Company                     1,637    10.89    >    601   > 4.00    >    902   >  6.00
  Bank                        1,595    10.72    >    595   > 4.00    >    893   >  6.00
 Tier 1 capital
  (to average assets)
  Company                     1,637     8.36    >    784   > 4.00    >    980   >  5.00
  Bank                        1,595     8.33    >    766   > 4.00    >    957   >  5.00
-----------------------------------------------------------------------------------------


Under the framework, the Bank's capital levels allow the Bank to accept brokered deposits without prior regulatory approval. As of December 31, 1996 the Bank had no brokered deposits.

Note 19. Transactions with Principal Shareholder


The Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC. In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and, include deposits taken and placed, short-term borrowings and interest rate contracts.


At December 31, 1996 and 1995 assets of $255,919,000 and $389,675,000, respectively, and liabilities of $1,096,637,000 and $1,795,216,000, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Borrowings from HSBC, included in short-term borrowings on the balance sheet, were $283,000,000 and $745,500,000 at December 31, 1996 and 1995, respectively.

Interest rate forward and futures contracts and interest rate swap contracts entered into with the HSBC Group are used primarily as an asset and liability management tool to manage interest rate risk. At December 31, 1996 and 1995 the notional value of these contracts with members of the HSBC Group were $23,715,331,000 and $17,302,744,000, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 1996 and 1995, outstanding extensions of credit secured by eligible collateral were $192,814,000 and $211,692,000, respectively.

During 1996 the Company purchased commercial loans having a book value of $260,498,000 from a wholly owned subsidiary of HSBC for fair value which approximates book value.

Note 20. Stock Option Plans


Effective January 1, 1996, the Company prospectively adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (FAS 123). Options have been granted under the HSBC Holdings Executive Share Option Scheme (the Executive Plan) and under the HSBC Savings Related Share Option Contribution Program (the Savings Plan). Compensation expense associated with such options is recognized over the vesting period based on the estimated fair value of such options at grant date.

Under the Executive Plan, options have been awarded to certain officers of the Company to acquire shares of HSBC. The exercise price of each option is equal to the market price of the stock of HSBC on the date of grant. The maximum term of the options is ten years and they vest at the end of three years. Additionally, the Company adopted the Savings Plan effective July 1, 1996 whereby eligible employees can elect to participate in the Savings Plan through the Company's 401(k) plan and acquire contributions based on HSBC stock at 85% of market on date of grant. An employee's agreement to participate is a five year commitment. At the end of each five year period employees receive the appreciation of the HSBC stock over the initial exercise price in the form of stock of HSBC.

Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation cost was a credit to capital surplus representing a contribution of capital from HSBC. The adoption of FAS 123 had an immaterial impact since the options granted and their related compensation cost were insignificant to the financial results of the Company.


Note 21. Employee Benefit Plans


The Company, the Bank and certain other subsidiaries maintain a noncontributory pension plan covering substantially all of their employees. Certain other HSBC subsidiaries participate in this plan. Benefits under the plan are based on age, years of service and employee's compensation during the last five years of employment. The following table sets forth the plan's funded status.


----------------------------------------------------------------------------
December 31,                                               1996       1995
----------------------------------------------------------------------------
                                                            in thousands
Plan assets at fair value, primarily
 marketable securities                                 $291,513   $243,454
----------------------------------------------------------------------------
Actuarial present value of benefits
 for service rendered to date:
  Vested benefits based on
   salaries to date                                     219,449    205,514
  Additional benefits for nonvested
   participants                                          11,987     13,308
----------------------------------------------------------------------------
  Accumulated benefits based on
   salaries to date                                     231,436    218,822
  Additional benefits based on
   estimated future salary levels                        68,880     42,185
----------------------------------------------------------------------------
Projected benefit obligation                            300,316    261,007
----------------------------------------------------------------------------
Projected benefit obligation in excess of
 plan assets                                             (8,803)   (17,553)
Unrecognized net asset existing at January 1,
 1985 being amortized over 14 years                      (2,681)    (4,022)
Unrecognized prior service cost                           4,545      5,177
Unrecognized net loss                                    21,853     15,478
----------------------------------------------------------------------------
(Accrued) prepaid pension liability                    $ 14,914   $   (920)
----------------------------------------------------------------------------
Assumptions used:
  Discount rate                                            7.75%      7.25%
  Weighted average salary increase                         5.40       4.90
  Expected long-term rate of return on assets              9.50       9.50
----------------------------------------------------------------------------


Net pension expense for 1996, 1995 and 1994 included the following components.
----------------------------------------------------------------------------
                                                  1996      1995      1994
----------------------------------------------------------------------------
                                                       in thousands
Service cost-benefits earned during the year  $ 14,696  $ 10,260  $ 10,323
Interest cost                                   20,789    17,496    15,526
Actual return on assets                        (31,396)  (38,321)    4,049
Net amortization and deferral                    6,942    21,545   (21,069)
----------------------------------------------------------------------------
Net pension expense                           $ 11,031  $ 10,980  $  8,829
----------------------------------------------------------------------------


Accrued and prepaid pension cost at December 31, 1996 and 1995, includes $1,688,000 and $460,000 of pension liabilities, respectively, and net pension expense includes $1,228,000, $905,000 and $696,000 for 1996, 1995 and 1994,
respectively recognized in the financial statements of other HSBC subsidiaries employees participating in the Company's pension plan.


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


The following table sets forth the status of the plan with the amounts included in the balance sheet at December 31, 1996 and 1995.
----------------------------------------------------------------------------
December 31,                                               1996       1995
----------------------------------------------------------------------------
                                                           in thousands
Accumulated postretirement benefit obligation:
  Retirees                                             $ 42,823   $ 45,809
  Fully eligible active plan participants                 2,938      2,345
  Other active plan participants                         24,419     28,861
----------------------------------------------------------------------------
                                                        (70,180)   (77,015)
Plan assets at fair value                                     -          -
----------------------------------------------------------------------------
Funded status                                           (70,180)   (77,015)
Unrecognized transition obligation existing at
  January 1, 1993 being amortized over 20 years          51,953     55,200
Unrecognized net (gain) loss                             (5,487)     3,348
----------------------------------------------------------------------------
Accrued postretirement benefit cost                    $(23,714)  $(18,467)
----------------------------------------------------------------------------
Assumptions used:
  Discount rate                                            7.50%      6.75%
  Health care cost trend rate                             13.00      14.00
----------------------------------------------------------------------------




Net periodic postretirement benefit cost for 1996, 1995 and 1994 included the following components.
----------------------------------------------------------------------------
                                                   1996     1995      1994
----------------------------------------------------------------------------
                                                      in thousands
Service cost-benefits earned during the year    $ 2,024   $1,694   $ 1,818
Interest cost on accumulated postretirement
 benefit obligation                               4,794    4,839     5,187
Amortization of unrecognized transition
 obligation                                       3,247    3,247     3,270
----------------------------------------------------------------------------
Net periodic postretirement benefit cost        $10,065   $9,780   $10,275
----------------------------------------------------------------------------


For measurement purposes, the health care cost trend rate is assumed to decrease 1% per year to an ultimate rate of 7% in the year 2002. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% point would have increased the accumulated postretirement benefit obligation as of December 31, 1996 by $963,000 and the aggregate of the interest cost and service cost components of the 1996 net periodic cost by $101,000.

During 1994, the Company reflected the expense impact of a voluntary retirement program. The Company recorded $19,950,000 for specific termination benefits relating to pension payments and $393,000 expense relating to retiree health and life insurance in operating expenses as a result of this program.


Note 22. International Operations


International activities are defined as those conducted with non-U.S. domiciled customers. In the following table, international loans are distributed geographically primarily on the basis of the location of the head office or residence of the borrowers or, in the case of certain guaranteed loans, the guarantors. Interest bearing deposits with banks are grouped by the location of the head office of the bank. Investments and acceptances are distributed on the basis of the location of the issuers or borrowers. The following tables summarize the Company's international activities.


----------------------------------------------------------------------------
International Assets by Geographic Distribution and Domestic Assets
December 31,                                              1996        1995
----------------------------------------------------------------------------
                                                            in millions
International:
  Europe/Middle East/Africa                            $   815     $   702
  Asia/Pacific                                             459         761
  Other Western Hemisphere                                 637         543
Less: allowance for loan losses                            (26)        (28)
----------------------------------------------------------------------------
Total international                                      1,885       1,978
Domestic                                                21,745      18,575
----------------------------------------------------------------------------
Total domestic/international                           $23,630     $20,553
----------------------------------------------------------------------------


Total international assets averaged $1,280,000,000, $1,610,000,000 and $1,854,000,000, or 6.2%, 8.5% and 10.0% of total average assets, during 1996,
1995 and 1994, respectively. Total international liabilities averaged $1,175,000,000, $1,475,000,000 and $1,706,000,000, or 6.2%, 8.6% and 10.1%
of total average liabilities, during 1996, 1995 and 1994, respectively.


------------------------------------------------------------------------------------------------------------
Revenues and Earnings - International

                            Total Operating Income      Income (Loss) Before Taxes     Net Income (Loss)
------------------------------------------------------------------------------------------------------------
Year Ended December 31,    1996       1995       1994      1996     1995    1994     1996     1995     1994
------------------------------------------------------------------------------------------------------------
                                                                in millions
International:
  Europe/MiddleEast/
    Africa             $   29.1   $   38.7   $   38.0    $  5.8   $ 10.7   $ 3.5   $  3.3   $  6.1   $  2.3
  Asia/Pacific             36.2       46.7       37.1      24.9     27.5    11.6     14.2     15.7      7.7
  Other Western
    Hemisphere             37.0       38.9       35.6      14.6    (13.8)   10.1      8.3     (7.9)     6.7
  United States            16.2       13.0       10.7      12.5     10.1     5.3      7.2      5.8      3.5
------------------------------------------------------------------------------------------------------------
Total international       118.5      137.3      121.4      57.8     34.5    30.5     33.0     19.7     20.2
Domestic                1,804.2    1,666.1    1,431.1     493.4    301.4    58.1    347.2    263.9    (57.2)
------------------------------------------------------------------------------------------------------------
Total domestic/
 international         $1,922.7   $1,803.4   $1,552.5    $551.2   $335.9   $88.6   $380.2   $283.6   $(37.0)
------------------------------------------------------------------------------------------------------------


Interest and fee related income on international assets is distributed geographically on the same basis as the related asset. Other international operating income is distributed to the geographic area where the service or operation is performed. Included in consolidated other income are foreign currency exchange gains of $3,974,000, $3,845,000 and $3,625,000 for 1996,
1995 and 1994, respectively.


In order to arrive at income before taxes by geographic areas, various allocations, some of which are subjective by necessity, have been made. In addition to estimating a provision for loan losses, allocations of indirect expenses and administrative overhead are made among areas to best reflect services provided and a charge or credit is made at market rates for use of funds after consideration has been given for the use of capital. Taxes are estimated for international operations and are allocated geographically in proportion to income before taxes.

Note 23. Commitments and Contingent Liabilities


At December 31, 1996 securities, loans and other assets carried in the consolidated balance sheets at $1,269,460,000 were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.


The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment.  Certain leases contain renewal options and escalation clauses.  Minimum future rental commitments on leases in effect at December 3l, l996 were:
------------------------------------------------------------------------------
                                                        Capital     Operating
                                                         Leases        Leases
------------------------------------------------------------------------------
                                                            in thousands
1997                                                    $ 7,351      $ 26,689
1998                                                      6,510        23,521
1999                                                      6,504        21,065
2000                                                      6,408        18,850
2001                                                      6,377        15,877
Later years                                              66,397        51,124
------------------------------------------------------------------------------
Total minimum lease payments                             99,547      $157,126
Less: executory costs                                    36,956
------------------------------------------------------------------------------
Net minimum obligation                                   62,591
Less: amount representing interest                       29,471
------------------------------------------------------------------------------
Present value of net minimum lease
 payments at December 31, 1996                          $33,120
------------------------------------------------------------------------------


Operating expenses include rental expense, net of sublease rentals, of $36,719,000, $36,608,000 and $33,832,000 in 1996, 1995 and 1994, respectively.

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

Note 24. Financial Instruments With Off-Balance Sheet Risk


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


A summary of financial instruments with off-balance sheet risk follows.
------------------------------------------------------------------------------
December 31,                                                   1996      1995
------------------------------------------------------------------------------
                                                                in millions
Financial instruments whose contract amounts represent
 the associated risk:
   Standby letters of credit and financial guarantees
      Guarantees for certain debt obligations of borrowers
        State and municipal                                 $   163   $   385
        Industrial revenue                                      291       285
        Other, primarily corporate                               19        35
      Other                                                     384       412
   Other letters of credit                                      278       215
   Commitments to extend credit                               5,415     4,712
Financial instruments whose notional or contract
 amounts do not represent the associated risk:
   Interest rate swaps                                       14,440    13,398
   Forward rate agreements                                    8,510     3,540
   Futures contracts                                          1,303       100
   Interest rate caps and floors                                918       527
   Options on futures contracts                               2,721         -
   Foreign exchange contracts                                   205       165
------------------------------------------------------------------------------


For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Management does not anticipate any significant loss as a result of these transactions.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing transactions at current interest and exchange rates. Based on this measurement, $32,501,000 was at risk at December 31, 1996. See Note 25 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. See Note 19 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.

Standby letters of credit and guarantees have been reduced by $21,177,000 and $56,567,000 at December 31, 1996 and 1995, respectively, which represent the amounts participated to other institutions. Maturities of guarantees for certain debt obligations of borrowers range from 1997 to 2015. Fees received are generally recognized as revenue over the life of the guarantee.


Foreign exchange contracts represent the gross amount of contracts to purchase and sell foreign currencies. The extent to which offsets may exist are not considered.

Note 25. Derivative Financial Instruments


As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative products to manage its overall interest rate risk by reducing the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. The Company also maintains various derivatives in its trading and available for sale securities portfolio to offset risk associated with changes in market value of the related assets, and to satisfy the foreign currency requirements of customers.

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


The following table summarizes the interest rate risk and trading positions of derivative contracts.
------------------------------------------------------------------------------
                                                   Notional       Fair Value
December 31,                                     1996     1995   1996    1995
------------------------------------------------------------------------------
                                                         in millions
Interest rate risk positions
  Interest rate swaps                         $14,089  $12,691   $(15)   $(12)
  Forward rate agreements                       8,510    3,540     (3)      1
  Futures contracts                               850        -      -       -
  Interest rate caps and floors                   918      527      1       -
  Options on futures contracts                  2,721        -     (1)      -
Trading positions
  Interest rate swaps                             351      707      -      (1)
  Futures contracts                               453      100      -       -
  Foreign exchange contracts                      205      165      -       -
------------------------------------------------------------------------------

Interest rate risk positions - Through the normal course of operations, the Company is subject to the risk of interest rate fluctuations to the extent that interest earning assets and interest bearing liabilities mature or reprice at different times or by differing amounts. The Company's interest rate risk positions are designed to maintain net interest income within ranges of interest rate risk that management considers acceptable. Currently, the Company conducts its interest rate risk activities within the context of an asset-sensitive balance sheet position. This asset-sensitive position, while improving net interest margin when interest rates rise and assets are repricing to higher rates in advance of liabilities, negatively impacts margin when interest rates are falling. At December 31, 1996, interest rate swaps included pay variable/receive fixed positions of $8,227,000,000, pay fixed/receive variable positions of $5,747,000,000 and pay variable/receive variable positions of $115,000,000.


The Company uses derivative contracts in its interest rate risk activities which are linked as hedges of various on-balance sheet assets and liabilities. As net interest margins decrease as a result of decreases in interest rates, cash flows from the derivative contracts will increase to replace a portion of the lost margins. Conversely, as net interest margins improve as interest rates rise, amounts due under the derivative contracts decrease to dampen the positive effect of rate increases.

Interest rate risk is measured through a combination of various simulation modeling techniques and repricing analyses.


The following represents a maturity analysis of interest rate risk derivative contracts outstanding at December 31, 1996.
------------------------------------------------------------------------------
December 31,                      1997  1998  1999  2000  2001  2002-   Total
                                                                2006
------------------------------------------------------------------------------
                                                in millions
Interest rate swaps            $11,464  $896  $365  $638  $  -  $726  $14,089
Forward rate agreements          8,510     -     -     -     -     -    8,510
Futures contracts                  850     -     -     -     -     -      850
Interest rate caps and floors        -    17     -   156   445   300      918
Options on futures contracts     2,721     -     -     -     -     -    2,721
------------------------------------------------------------------------------


At December 31, 1996, derivative contracts with notional value of $21,731,000,000 (unrecognized fair value loss of $14,000,000) were being used to hedge interest rate risk associated with loan assets, derivative contracts with notional value of $725,000,000 (fair value loss of $4,000,000) were specifically linked to securities reported as available for sale and derivative contracts with notional value of $601,000,000 (unrecognized fair value gain of $3,000,000) were being used to hedge risk associated with mortgage servicing rights. In addition, notional value contracts of $3,636,000,000 (unrecognized fair value loss of $1,000,000) were being used to hedge changes in the cost of deposits and short-term borrowings and a notional value contract of $300,000,000 (unrecognized fair value loss of $2,000,000) was being used to hedge a subordinated note. Further, $95,000,000 in notional value contracts were entered into to facilitate the needs of certain customers.

For those assets-liabilities reported on an historical cost basis, interest rate risk positions are not marked to current market value, rather, cash flows and/or gains and losses realized are accrued and/or amortized as an adjustment to the interest income/expense generated by the corresponding specific asset-liability position.

For investment securities reported as available for sale, the mark to market of the related derivative contracts are considered a component of the fair value of the securities they are linked to for purposes of determining the adjustment to shareholders' equity that results pursuant to the valuation of these instruments.


Trading activities - The Company deploys excess liquidity by maintaining active trading positions in a variety of highly-liquid debt instruments including U.S. Government obligations, non-high risk mortgage and asset-backed and other securities. The trading portfolio is managed to realize profits from short-term price movements associated with holding high credit quality securities and associated off-balance sheet derivative instruments.

The majority of derivative instruments held in the trading portfolio are used to hedge market and interest rate risk associated with the on-balance sheet cash instruments they are linked to. That is, changes in value of cash instruments are effectively offset by changes in value of the related derivative to the extent the on-balance sheet positions are hedged. The Company had no speculative derivative positions at December 31, 1996.

The Company's derivative trading positions are subject to interest rate risk, maturity and credit exposure limits. Stop loss limits have been imposed on all trading positions, including derivatives, to mitigate exposure to price movements.


Derivative trading positions are marked to market with gains and losses recorded as a component of net trading revenues.  Generally, as individual trading assets are sold, the corresponding derivative positions are liquidated and gains and losses realized.  Net revenues, by instrument type, associated with trading activities during 1996 and 1995 follows:
------------------------------------------------------------------------------

Net Gains/(Losses)                                           1996        1995
------------------------------------------------------------------------------
                                                               in millions
Futures contracts                                            $(.8)      $(3.0)
Foreign exchange contracts                                    4.0         3.8
------------------------------------------------------------------------------



The following summarizes by instrument type, the year-end and average fair values of derivative trading positions.
------------------------------------------------------------------------------
                                                              Fair Value
December 31, 1996                                        Year-end     Average
------------------------------------------------------------------------------
                                                               in millions
Interest rate swaps
  Assets                                                    $ 4.0       $ 4.7
  Liabilities                                                (4.3)       (5.6)
Futures contracts
  Assets                                                        -          .1
  Liabilities                                                 (.3)        (.2)
Foreign exchange contracts
  Assets                                                      2.3         1.3
  Liabilities                                                (2.2)       (1.2)
------------------------------------------------------------------------------


Foreign exchange trading activities - The Company maintains open positions in various foreign exchange contracts, principally to accommodate customer demands for specific currencies. Foreign currencies are purchased and sold on a spot basis, with settlement occurring within a two day period. Also, certain forward purchase and sale agreements are entered into in order to match customer requests with settlement requirements associated with foreign markets. Additionally a limited number of open positions are maintained.


The following summarizes the foreign currency trading contracts outstanding.
------------------------------------------------------------------------------
                                                         Notional        Fair
December 31, 1996                                          Amount       Value
------------------------------------------------------------------------------
                                                               in millions
Spot contracts                                               $ 22         $ -
Forward contracts                                             183           -
------------------------------------------------------------------------------


Approximately 70% of the contracts outstanding are denominated in major currencies. All open foreign exchange contracts are marked to market on a daily basis with gains and losses recorded as a component of net trading revenues.

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

Note 26. Concentrations of Credit Risk


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


The following table summarizes the Company's significant concentrations of credit risk at December 31, 1996.
------------------------------------------------------------------------------
                                                                  Off-Balance
                                                      On-Balance        Sheet
                                                           Sheet  Commitments
------------------------------------------------------------------------------
                                                              in millions
Consumer:
  Credit card receivables                                 $1,939       $7,538
  Residential mortgages                                    3,632          456
Real estate - commercial construction and mortgage loans   2,085          148
------------------------------------------------------------------------------


It is the Company's policy to require collateral in support of on- and off-balance sheet transactions, when it is deemed appropriate. Varying degrees and types of collateral are secured dependent upon management's credit evaluation.


Note 27. Fair Value of Financial Instruments


The following disclosures represent the Company's best estimate of the fair value of on- and off-balance sheet financial instruments, determined on a basis consistent with the requirements outlined in Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (FAS
107). To the extent possible, these values have been determined by reference to current market quotations. In those instances where market quotes are not available, fair values have been estimated by management based upon quoted prices for financial instruments with similar characteristics or on reasonable valuation techniques such as present value analyses using appropriate discount rates and adjustments for associated credit risk. The Company has employed the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to do so.

Financial instruments with carrying value equal to fair value - The carrying value of certain financial assets including cash and due from banks, interest bearing deposits with banks, federal funds sold and securities purchased under resale agreements, accrued interest receivable, and customers' acceptance liability and certain financial liabilities including short-term borrowings, interest, taxes and other liabilities and acceptances outstanding, as a result of their short-term nature, are considered to be equal to fair value.

Securities and trading assets - Fair value has been based upon current market quotations, where available. If quoted market prices are not available, fair value has been estimated based upon the quoted price of similar instruments.

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

Pursuant to the valuation methodology, credit risk has been factored into the present value analysis of cash flows associated with each loan type, by allocating the allowance for credit losses. The allocated portion of the allowance, adjusted by a present value factor based upon the timing of expected losses, has been deducted from the gross cash flows prior to calculating the present value.

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

Long-term debt including guaranteed mandatorily redeemable preferred securities of subsidiary - Fair value has been estimated based upon interest rates currently available to the Company for borrowings with similar characteristics and maturities.


The following, which is provided for disclosure purposes only, provides a comparison of the carrying value and fair value of the Company's on-balance sheet financial instruments.  Fair values have been determined on a basis consistent with the requirements of FAS 107 and do not necessarily represent the amount that would be realized upon their liquidation.
------------------------------------------------------------------------------
                                              1996                 1995
                                      Carrying      Fair   Carrying      Fair
December 31,                             Value     Value      Value     Value
------------------------------------------------------------------------------
                                                    in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                 $ 4,935   $ 4,935    $ 3,421   $ 3,421
    Related derivatives                      -        (1)         -         -
  Trading assets                           891       891        618       618
    Related derivatives                      -         -         (1)       (1)
  Securities                             2,874     2,874      2,620     2,620
    Related derivatives                     (4)       (4)        (6)       (6)
  Loans, net of allowance for
   loan losses                          14,274    14,420     13,295    13,534
    Related derivatives                     75       (14)        39        (6)
Financial liabilities:
  Instruments with carrying value
   equal to fair value                   2,867     2,867      2,817     2,817
  Deposits:
   Without fixed maturities             10,818    10,818     10,667    10,667
   Fixed maturities                      6,891     6,905      4,663     4,638
    Related derivatives                     (2)        -          -         -
  Long-term debt                         1,081     1,078        710       725
    Related derivatives                     (1)        2          -         -
------------------------------------------------------------------------------


The above table excludes $601,000,000 notional value interest rate floors with a fair value of $3,000,000 associated with mortgage servicing rights and $95,000,000 of notional value customer facilitation interest rate swaps with a nominal fair value which are outside of the scope required in this footnote.


The amounts reported include the value of derivatives used for asset-liability management activities. Derivatives associated with loans are hedging interest rate risk on certain variable rate commercial loans and fixed rate residential mortgage assets. The fair value of the related derivatives hedging the market value of securities available for sale is included in determining the net unrealized gain on securities reported as a separate component of shareholders' equity.

The fair value of derivative financial instruments is disclosed in Note 25, Derivative Financial Instruments.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments. Further detail with respect to off-balance sheet financial instruments is provided in Note 24, Financial Instruments With Off-Balance Sheet Risk.


Note 28. Financial Statements of HSBC Americas, Inc. (parent)


Condensed parent company financial statements follow.
------------------------------------------------------------------------------
Balance Sheet
December 31,                                                1996         1995
------------------------------------------------------------------------------
                                                          in thousands
Assets:
Cash and due from banks                               $    4,578   $      389
Interest bearing deposits with banks (including
 $1,152,100 and $1,278,400 in banking subsidiary)      1,217,100    1,278,400
Securities available for sale                             28,937       34,810
Loans (net of allowance for loan losses of $1,284
 and $128)                                               113,286       77,915
Receivable from subsidiaries                             415,841      105,456
Investment in subsidiaries at amount of their
 net assets
    Banking                                            1,882,330    1,645,364
    Other                                                 60,957       66,008
Other assets                                              80,042       76,089
------------------------------------------------------------------------------
Total assets                                          $3,803,071   $3,284,431
------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                 $   20,433   $   16,155
Short-term borrowings                                    756,633    1,022,090
Long-term debt                                           846,842      549,320
Long-term debt due to subsidiary                         206,186            -
------------------------------------------------------------------------------
Total liabilities                                      1,830,094    1,587,565
Shareholders' equity                                   1,972,977    1,696,866
------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $3,803,071   $3,284,431
------------------------------------------------------------------------------


------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                         1996        1995         1994
------------------------------------------------------------------------------
                                                       in thousands
Income:
  Dividends from banking subsidiary         $130,000    $      -    $ 150,000
  Dividends from other subsidiaries            7,465         661       30,500
  Interest from banking subsidiary            65,963      48,801       18,065
  Interest from other subsidiaries                27         349        4,425
  Other interest income                        5,429       8,354       10,461
  Securities transactions                      7,915      12,335        7,853
  Other income                                 2,369          (5)       9,618
------------------------------------------------------------------------------
Total income                                 219,168      70,495      230,922
------------------------------------------------------------------------------
Expenses:
  Interest (including $852, $4, and
   $5,187 paid to subsidiaries)               81,554      64,595       47,638
  Other expenses                               6,302       5,046        4,624
------------------------------------------------------------------------------
Total expenses                                87,856      69,641       52,262
------------------------------------------------------------------------------
Income before taxes and equity
 in undistributed income of
 subsidiaries                                131,312         854      178,660
Income taxes (benefit)                        (3,312)      1,631         (118)
------------------------------------------------------------------------------
Income before equity in
 undistributed income (loss)
 of subsidiaries                             134,624        (777)     178,778
Equity in undistributed income (loss)
 of subsidiaries                             245,564     284,361     (215,743)
------------------------------------------------------------------------------
Net income (loss)                           $380,188    $283,584    $ (36,965)
------------------------------------------------------------------------------

                              67


------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                         1996        1995         1994
------------------------------------------------------------------------------
                                                      in thousands
Cash flows from operating activities:
  Net income (loss)                        $ 380,188   $ 283,584  $   (36,965)
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization              3,278       3,012        3,035
    Net change in other accrued accounts     (15,155)        496       (6,901)
    Undistributed (income) loss of
     subsidiaries                           (245,564)   (284,361)     215,743
    Other, net                                (8,190)     (9,146)     (31,135)
------------------------------------------------------------------------------
      Net cash provided (used) by
       operating activities                  114,557      (6,415)     143,777
------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                        61,300     186,800   (1,082,866)
  Purchases of securities                       (125)     (8,881)        (350)
  Sales of securities                         12,829      23,185       13,458
  Net change in other short-term loans        78,000      50,000            -
  Principal collected on long-term loans       5,592       9,554      579,708
  Long-term loans advanced                  (414,333)     (3,139)    (553,620)
  Investment in banking subsidiary                 -     125,000     (150,000)
  Investment in nonbanking subsidiary, net         -     118,079       65,150
  Proceeds from transfer of affiliate
   to parent                                       -         145       40,105
  Other, net                                     219     (16,787)      27,721
------------------------------------------------------------------------------
      Net cash provided (used) by
       investing activities                 (256,518)    483,956   (1,060,694)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings       (265,458)   (204,062)   1,045,208
  Issuance of long-term debt                 497,480           -            -
  Repayment of long-term debt                      -           -     (122,000)
  Capital contributions from parent, net           -    (117,683)     100,000
  Dividends paid                             (85,872)   (155,873)    (105,873)
------------------------------------------------------------------------------
      Net cash provided (used) by
       financing activities                  146,150    (477,618)     917,335
------------------------------------------------------------------------------
Net change in cash and due from banks          4,189         (77)         418
Cash and due from banks at beginning of year     389         466           48
------------------------------------------------------------------------------
Cash and due from banks at end of year     $   4,578   $     389   $      466
------------------------------------------------------------------------------
Supplementary data
  Interest paid                            $  72,662   $  66,850   $   45,901
  Income taxes paid                            5,155      21,687       10,772
------------------------------------------------------------------------------


The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends by the Bank to the Company (see Note 16).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 1996.

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

John R. H. Bond, age 55, Chairman of the Company and the Bank since January 1, 1997 and Group Chief Executive Officer of HSBC since 1993. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, HongkongBank from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Mr. Bond is director and Chairman of HSBC Finance (Netherlands) Limited, Chairman of Hongkong Bank of Canada and a director of HSBC, HongkongBank, Midland Bank plc, British Steel plc, the London Stock Exchange, Saudi British Bank, Orange plc and VISA International. Elected in 1987.

James H. Cleave, age 54, President and Chief Executive Officer of the Company and the Bank since 1992. Formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of Hongkong Bank of Canada since 1987. Mr. Cleave is also a director of Hongkong Bank of Canada, HSBC Markets, Inc., HSBC Holdings B.V., Wells Fargo HSBC Trade Bank, N.A. and Utica Mutual Insurance Company. He is a member of the Executive Committee of HSBC. Elected in 1991.

I. Malcolm Burnett, age 49, Chief Operating Officer of the Bank since 1992 and a director of the Bank since 1996. He joined the HSBC Group in 1966 and has served in various positions in the United Kingdom, Hong Kong, India, Indonesia and the Solomon Islands. Prior to joining the Bank he was Chief Operating Officer of HongkongBank Singapore, a position held since 1989. He is a director of VISA U.S.A. Incorporated. Elected January 23, 1997.

William R. P. Dalton, age 53, President and Chief Executive Officer of Hongkong Bank of Canada since 1992 and a director since 1987. Appointed Chief Operating Officer Hongkong Bank of Canada in 1987. Joined the HSBC Group in 1980 as an officer of Wardley Canada Limited, which converted to the Hongkong Bank of Canada in 1981. Elected in 1996.

Sir William Purves, age 65, Chairman, HSBC. Formerly Chairman and Chief Executive Officer, HSBC, from 1990 to 1992. Formerly, Chairman and Chief Executive Officer, Deputy Chairman, Executive Director Banking and General
Manager International, HongkongBank.   Sir William is Chairman of The British
Bank of the Middle East and Midland Bank plc. He is a director of HongkongBank, The "Shell" Transport and Trading Company, plc and The East Asiatic Company Ltd. Elected in 1984.


Directors' Compensation


Directors who are employees of the Company, HSBC or other group affiliates do not receive compensation for their services as Company directors. The Directors' Retirement Plan covers nonemployee directors of the Company except those serving as directors at the request of HSBC. Currently no active directors participate in this Plan.


Executive Officers


The table below shows the names and ages of all executive officers of the Company and the positions held by them as of February 28, 1997 and the dates when elected an executive officer of the Company or the Bank.

------------------------------------------------------------------------------
                                Year
Name                   Age   Elected     Present Position with the Company
------------------------------------------------------------------------------
James H. Cleave         54      1992     President and Chief Executive Officer
Colin L. Bamford        54      1995     Senior Executive Vice President
Kerry B. Alberti        52      1993     Executive Vice President,
                                          Investment Services
Robert M. Butcher       53      1988     Executive Vice President &
                                          Chief Financial Officer
Robert B. Engel         43      1994     Executive Vice President &
                                          Chief Credit Officer
Vincent J. Mancuso      50      1996     Executive Vice President &
                                          Group Audit Executive, USA
Philip S. Toohey        53      1990     Legal Advisor, Americas and Secretary
Gerald A. Ronning       49      1991     Executive Vice President & Controller
------------------------------------------------------------------------------


James H. Cleave joined the Bank and the Company as Executive Director in 1992. Mr. Cleave had been Director, President and CEO of Hongkong Bank of Canada since 1987 and a director of the Company since 1991.

Colin L. Bamford joined the Company as Senior Executive Vice President in 1995. Mr. Bamford had been Chief Executive Officer, HongkongBank Japan since 1990.

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


Item 11. Executive Compensation


The following table sets forth information as to the compensation earned through December 31, 1996 by James H. Cleave, President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank. Two executive officers have been seconded to the Bank by HSBC, which pays their salary and other benefits pursuant to arrangements applicable to international HSBC officers. The two officers are: I. Malcolm Burnett, Chief Operating Officer and John A.D. Hamilton, Executive Vice President, Information Technology. The Bank reimbursed HSBC for the salary and certain benefits paid to these officers and that reimbursement amounted to $1,444,224.


Summary Compensation Table

----------------------------------------------------------------------------------------
                                                Annual Compensation                 All
Name and                                                                          Other
Principal Position                 Year     Salary      Bonus      Other   Compensation
----------------------------------------------------------------------------------------
James H. Cleave                    1996   $700,000   $650,000   $167,396       $ 26,000
  President and                    1995    660,000    550,000    178,319         24,000
  Chief Executive Officer          1994    600,000    500,000    145,891         18,000
Colin L. Bamford                   1996    300,014     25,001     52,112              -
  Senior Executive Vice President  1995     60,003          -      9,605              -
Kerry B. Alberti                   1996    264,600    108,500      3,565          9,120
  Executive Vice President,        1995    263,362     72,775      3,982          9,120
  Investment Services              1994    260,000     81,900      5,181          9,120
Robert M. Butcher                  1996    300,554    144,775      9,165          5,960
  Executive Vice President &       1995    295,042    127,000      9,629          5,926
  Chief Financial Officer          1994    287,981    126,875      9,442          5,719
Philip S. Toohey                   1996    221,635     91,775      9,165          6,800
  Legal Advisor, Americas and      1995    199,490     79,650      9,629          6,600
  Secretary                        1994    190,304     60,000      9,442          6,600
----------------------------------------------------------------------------------------


Other Annual Compensation for Mr. Cleave includes $128,434, $109,917 and $115,802 for 1996, 1995 and 1994, respectively, received for housing allowance together with miscellaneous other benefit payments. Mr. Bamford's Other Annual Compensation includes housing supplements of $46,167 and $8,400 in 1996 and 1995, respectively. Other Annual Compensation for the other named executives includes health and insurance benefits.

Amounts reported as All Other Compensation include the Company's contributions to its 401(k) plan and a four percent credit on salary deferred under the Company's deferred salary plan. Since deferred salary is not eligible for the company matching contributions under the 401(k) plan, salary deferrals are increased by four percent, which is the maximum matching contribution available under the 401(k) plan. HSBC secondees to the Company do not participate in these benefit plans.

HSBC has granted options on HSBC common stock to the named executives. Options were granted on April 1, 1996, exercisable beginning April 1, 1999 conditional upon the growth in earnings per share of HSBC over the three year period and expiring April 1, 2006.


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


------------------------------------------------------------------------------
                     Estimated Annual Retirement Benefits for Representative
Five-Year Average                   Years of Credited Service
  Compensation       15           20           25           30           35
------------------------------------------------------------------------------
   $125,000      $ 37,000     $ 49,500     $ 62,000     $ 74,500     $ 74,813
    150,000        44,400       59,400       74,400       89,400       89,775
    175,000        51,800       69,300       86,800      104,300      104,738
    200,000        59,200       79,200       99,200      119,200      119,700
    225,000        66,600       89,100      111,600      134,100      134,663
    250,000        74,000       99,000      124,000      149,000      149,625
    300,000        88,800      118,800      148,800      178,800      179,550
    350,000       103,600      138,600      173,600      208,600      209,475
    400,000       118,400      158,400      198,400      238,400      239,400
    450,000       133,200      178,200      223,200      268,200      269,325
    500,000       148,000      198,000      248,000      298,000      299,250
    600,000       177,600      237,600      297,600      357,600      359,100
------------------------------------------------------------------------------


The Pension Plan is a non-contributory defined benefit pension plan under which the Bank and other participating subsidiaries of the Company make contributions in actuarially determined amounts. Compensation covered by the Pension Plan includes regular basic earnings (including salary reduction contributions to the 401(k) plan), but not incentive awards, bonuses, special payments or deferred salary. The Company maintains supplemental benefit plans which provide for the difference between the benefits actually payable under the Pension Plan and those that would have been payable if certain other awards, special payments and deferred salaries were taken into account and if compensation in excess of the limitations set by the Internal Revenue Code could be counted. Payments under these plans are unfunded and will be made out of the general funds of the Bank or other participating subsidiaries.
The calculation of retirement benefits is based on the highest five-consecutive year compensation.

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 1996, the individuals listed in the Summary Compensation Table, with the exception of Mr. Bamford who is not a member of the Senior Management Committee, have total years of credited service in determining benefits payable under the plans as follows: Mr. Cleave, 9.2;
Mr. Alberti, 11.9; Mr. Butcher, 15.7; and Mr. Toohey, 16.5.  Mr. Bamford has
1.2 years of credited service. HSBC secondees to the Company do not participate in the retirement plans.


Item 12. Security Ownership of Certain Beneficial Owners and Management


Principal Holder of Securities
The Company is 100 percent owned by HSBC Holdings B.V. HSBC Holdings B.V. is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Purves and Bond are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common or preferred stock at December 31, 1996.

Item 13. Certain Relationships and Related Transactions


Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 1996. Similar transactions in the ordinary course of business may be expected to take place in the future.

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

3.  Exhibits
           3    a    Registrant's Restated Certificate of Incorporation and
                     Amendments Thereto
                b    Registrant's By-Laws, as Amended to Date
           4    Instruments Defining the Rights of Security Holders, Including
                Indentures
                Registrant has previously filed with the Commission as Exhibits to various registration statements and periodic reports the
                Restated Certificate of Incorporation, as amended, By-Laws and all Indentures and other Instruments Defining the Rights of
                Security Holders
          22    Subsidiaries of the Registrant
                The Company's only significant subsidiary, as defined, is Marine
                Midland Bank, a state bank organized under the laws of New York
                State.
          23    Consent of independent accountants



B


Reports on Form 8-K

A Current Report on Form 8-K dated October 22, 1996 was filed providing historical and proforma financial statements for the pending acquisition of CTUS Inc.

A Current Report on Form 8-K dated November 1, 1996 was filed filing certain documents in connection with the offering of the Company's 7% Subordinated Notes due November 1, 2006.

A Current Report on Form 8-K dated December 20, 1996 was filed in connection with the offering of the Company's 7% Subordinated Notes due November 1, 2006.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC Americas, Inc.
Registrant




/s/ Philip S. Toohey
Philip S. Toohey
Legal Advisor, Americas
and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated:


/s/ Robert M. Butcher
Robert M. Butcher
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)



/s/ Gerald A. Ronning
Gerald A. Ronning
Executive Vice President &
Controller
(Principal Accounting Officer)






John R. H. Bond*
Chairman of the Board
James H. Cleave*
Director, President & Chief Executive Officer
I. Malcolm Burnett* Director
William R. P. Dalton* Director
William Purves* Director




* /s/ Philip S. Toohey
Philip S. Toohey
Attorney-in-fact


                                                         EXHIBIT 23





The Board of Directors
HSBC Americas, Inc.:

We consent to incorporation by reference in the registration statement (No. 333-5801) on Form S-3 of HSBC Americas, Inc. of our report dated January 23, 1997, relating to the consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and the consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1996 and 1995, which report appears in the December 31, 1996 annual report on Form 10-K of HSBC Americas, Inc.




/s/ KPMG PEAT MARWICK LLP


Buffalo, New York
March 13, 1997

