Form 10-Q
period 1997-03-31
HSBC AMERICAS INC
filed 1997-05-08
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997              Commission file number 1-2940

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

                                             Yes   X               No

All voting stock (1,001 shares of Common Stock, $5 par value) is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc.

This report includes a total of 15 pages.





                                                                       2.




Part I - FINANCIAL INFORMATION

                                                                      Page
Item 1 - Financial Statements

       Consolidated Balance Sheet
       March 31, 1997 and December 31, 1996                              3

       Consolidated Statement of Income
       For The Three Months
       Ended March 31, 1997 and 1996                                     4

       Consolidated Statement of Changes in
       Shareholders' Equity For The Three Months
       Ended March 31, 1997 and 1996                                     5

       Consolidated Statement of Cash Flows
       For The Three Months Ended
       March 31, 1997 and 1996                                           5

       Notes to Consolidated Financial Statements                        6

Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     8


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               14

Signatures                                                              15



                                                                           3.

CONSOLIDATED BALANCE SHEET                                HSBC AMERICAS, INC.


                                                March 31,         December 31,
dollars in thousands                            1997              1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $  1,026,258       $    967,249
Interest bearing deposits with banks             2,284,296          1,933,036
Federal funds sold and securities purchased
  under resale agreements                        1,830,419          1,841,863
Trading assets                                   1,005,199            891,546
Securities available for sale                    3,760,579          2,870,075
Loans                                           21,221,622         14,691,916
Less - allowance for loan losses                   443,548            418,159
------------------------------------------------------------------------------
      Loans, net                                20,778,074         14,273,757

Premises and equipment                             217,127            189,795
Accrued interest receivable                        212,587            175,326
Intangible assets                                  499,885            192,355
Other assets                                       565,108            294,753
------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 32,179,532       $ 23,629,755
==============================================================================

LIABILITIES
Deposits in domestic offices
  Noninterest bearing                         $  4,245,860       $  4,315,447
  Interest bearing                              16,069,553         11,621,213
Interest bearing deposits in foreign offices     1,940,188          1,773,159
------------------------------------------------------------------------------
      Total deposits                            22,255,601         17,709,819

Short-term borrowings                            5,524,946          2,481,342
Interest, taxes and other liabilities              544,030            385,434
Long-term debt                                   1,884,106          1,080,183
------------------------------------------------------------------------------
TOTAL LIABILITIES                               30,208,683         21,656,778
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                          -             98,063
Common shareholder's equity
   Common stock                                          5                  5
   Capital surplus                               1,803,579          1,803,427
   Retained earnings                               173,703             60,630
   Net unrealized gain (loss) on securities
   available for sale, net of taxes                 (6,438)            10,852
------------------------------------------------------------------------------
   Total common shareholder's equity             1,970,849          1,874,914
------------------------------------------------------------------------------
      Total shareholders' equity                 1,970,849          1,972,977
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 32,179,532       $ 23,629,755
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                                                        4.

CONSOLIDATED STATEMENT OF INCOME                       HSBC AMERICAS, INC.


                                               Three months ended March 31
dollars in thousands                                1997             1996
---------------------------------------------------------------------------
Interest income
  Loans                                       $   384,268      $   309,714
  Securities                                       48,049           41,909
  Trading assets                                   14,094           12,094
  Deposits with banks                              17,126           20,031
  Federal funds sold and securities purchased
    under resale agreements                        14,756            4,827
---------------------------------------------------------------------------
Total interest income                             478,293          388,575
---------------------------------------------------------------------------

Interest expense
  Deposits
    In domestic offices                           121,196           98,779
    In foreign offices                             18,328           17,962
  Short-term borrowings                            32,243           30,226
  Long-term debt                                   21,572           11,554
---------------------------------------------------------------------------
Total interest expense                            193,339          158,521
---------------------------------------------------------------------------

Net interest income                               284,954          230,054
Provision for loan losses                          18,400           19,750
---------------------------------------------------------------------------
Net interest income, after provision for loan
 losses                                           266,554          210,304
---------------------------------------------------------------------------

Other operating income
  Trust income                                     10,523            9,931
  Service charges                                  22,545           20,850
  Mortgage servicing income                         4,976            4,471
  Other fees and commissions                       30,433           27,968
  Trading revenues                                  1,406              415
  Other income                                     10,142           16,003
---------------------------------------------------------------------------
      Total other operating income                 80,025           79,638
---------------------------------------------------------------------------
                                                  346,579          289,942
---------------------------------------------------------------------------

Other operating expenses
  Salaries                                         74,024           68,158
  Pension and other employee benefits              18,042           19,254
---------------------------------------------------------------------------
      Total personnel expense                      92,066           87,412
  Net occupancy expense                            22,621           19,717
  Other expenses                                   67,576           46,937
---------------------------------------------------------------------------
Total other operating expenses                    182,263          154,066
Provision for ORE and other owned asset losses        475              531
---------------------------------------------------------------------------

Total operating expenses after provision for
  ORE and other owned assets                      182,738          154,597
---------------------------------------------------------------------------

Income before taxes                               163,841          135,345
Applicable income tax expense                      49,300           49,400
---------------------------------------------------------------------------

Net income                                    $   114,541      $    85,945
===========================================================================

The accompanying notes are an integral part of these financial statements.


                                                                          5.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY HSBC AMERICAS,INC.
----------------------------------------------------------------------------

                                               Three months ended March 31

dollars in thousands                                      1997        1996

---------------------------------------------------------------------------
At beginning of period                              $1,972,977  $1,696,866
Net income                                             114,541      85,945
Net change in unrealized gain on
  securities available for sale, net of taxes          (17,290)    (20,076)
Cash dividends declared on preferred stock              (1,468)     (1,468)
Redemption of preferred stock                          (98,063)          -
Capital contributions from parent                          152           -
---------------------------------------------------------------------------
At end of period                                    $1,970,849  $1,761,267
===========================================================================

---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Three months ended March 31

dollars in thousands                                      1997        1996

---------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                        $  114,541  $   85,945
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
       Depreciation, amortization and deferred taxes    (6,769)     12,179
       Provision for loan losses                        18,400      19,750
       Net change in other accrual accounts             67,336     157,398
       Net change in loans originated for sale        (133,671)    (67,557)
       Net change in trading assets                   (109,207)   (212,565)
       Other, net                                       (4,049)    (31,703)
---------------------------------------------------------------------------
Net cash used by operating activities                  (53,419)    (36,553)
---------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks  (351,260)    (48,663)
  Net change in short-term investments                  39,444    (244,521)
  Purchases of securities                             (226,159)   (890,979)
  Sales of securities                                   70,652      10,757
  Maturities of securities                             111,564      92,621
  Net change in credit card receivables                120,786     (82,477)
  Net change in other short-term loans                 (12,617)     67,071
  Net originations and maturities of long-term loans  (617,610)    440,535
  Expenditures for premises and equipment               (7,754)       (668)
  Net cash used in acquisitions, net
   of cash acquired                                   (607,388)          -
  Other, net                                          (161,222)     45,459
---------------------------------------------------------------------------
 Net cash used by investing activities              (1,641,564)   (610,865)
---------------------------------------------------------------------------
 Cash flows from financing activities
  Net change in deposits                               118,589     362,606
  Net change in short-term borrowings                1,879,782     389,105
  Repayment of long-term debt                         (145,000)          -
  Redemption of preferred stock                        (98,063)          -
  Capital contributions                                    152           -
  Dividends paid                                        (1,468)     (1,468)
---------------------------------------------------------------------------
 Net cash provided by financing activities           1,753,992     750,243
---------------------------------------------------------------------------
Net change in cash and due from banks                   59,009     102,825
Cash and due from banks at beginning of period         967,249   1,242,335
---------------------------------------------------------------------------
Cash and due from banks at end of period            $1,026,258  $1,345,160
===========================================================================

The accompanying notes are an integral part of these financial statements.





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

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1996 Annual Report on Form 10-K.

2.     Pledged Financial Instruments

At March 31, 1997, securities, loans and other assets carried at $4,184,561,000 were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

3.     Acquisition

Effective March 1, 1997 the Company completed its acquisition of CTUS Inc.
(CTUS), a unitary thrift holding company. CTUS owned First Federal Savings and Loan Association of Rochester (First Federal), a thrift institution which had $7.0 billion in assets and deposits of $4.3 billion. First Federal operated 79 branches in New York State.

The Company liquidated a portion of its short-term investments to fund the acquisition price of $676 million. The transaction was accounted for as a purchase and the results of CTUS operations are included in the Company's financial statements from the date of acquisition. The excess fair value of net assets acquired was $238 million and is being amortized against income over fifteen years.

The following unaudited pro forma financial information presents the combined results of the Company and CTUS as if the acquisition had occurred as of the beginning of 1997 and 1996, after giving effect to certain adjustments, including accounting adjustments relating to fair value adjustments, amortization of goodwill, and related income tax effect. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CTUS constituted a single entity during such periods.

                                          Three months ended March 31
                                            1997                1996
                                                   (unaudited)
                                                  (in millions)
  Net interest income after
   provision for loan losses                $293                $244
  Net income                                 112                  91


The agreement provided that the Company issue preferred shares to CT Financial Services Inc. (the Seller) and the Seller will continue to hold following the purchase the preferred shares which provide for a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The preferred shares issued have a par value of $100.


                                                                           7.


4.     New Accounting Standards

Effective January 1, 1997, the Company generally adopted the provisions of Statement of Financial Accounting Standards No. 125, Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125), prospectively. The Financial Accounting Standards Board delayed the effective date of certain of the provisions until January 1, 1998. FAS 125 primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing.

The adoption of the required provisions of FAS 125 did not have a material effect on the financial position or results of operations of the Company. Further, the Company does not expect that adoption of the delayed provisions will have a material effect on its financial position or results of operation.




                                                                         8.



Management's Discussion and Analysis of Financial Condition and
Results of Operations



HSBC Americas, Inc. (the Company) reported first quarter 1997 net income of $114.5 million, compared with $85.9 million in the first quarter of 1996. The largest factor contributing to the increased net income between the quarters was growth and recent acquisitions.

The Company's results include the effect of recent acquisition activity. The major activity was as follows. The Company acquired $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank in June 1996. On December 31, 1996, the Company acquired the institutional U.S. dollar clearing activity of Morgan Guaranty Trust Company of New York. The Company assumed $.9 billion in deposit liabilities and acquired a like amount of Federal funds sold. Effective March 1, 1997, the Company acquired CTUS Inc. which owned First Federal Savings and Loan Association of Rochester.
This acquisition had $7.0 billion in assets and deposits of $4.3 billion.

Net Interest Income

Net interest income for the first quarter of 1997 was $285.0 million compared with $230.1 million for the first quarter of 1996. The acquisitions were the principal factor behind the increase. Additionally, there was growth in nonacquisition business as loans and deposits increased modestly.

Interest income of $478.3 million in the first quarter of 1997 was 23.1% higher than the first quarter of 1996. Average earning assets of $23.4 billion in the first quarter of 1997 were $4.6 billion higher than a year ago and the average rate earned on earning assets was 8.31% compared with 8.34% a year ago.

Interest expense for the first quarter of 1997 was $193.3 million, representing a 22.0% increase over the first quarter of 1996. Average interest bearing liabilities for the first quarter of 1997 were $18.7 billion, compared with $15.0 billion a year ago. The average rate paid on interest bearing liabilities was 4.20% compared with 4.24% a year ago.

The taxable equivalent net yield on average total assets for the current year's first quarter was 4.65% compared with 4.64% in the 1996 first quarter.



                                                                          9.


Other Operating Income

Total other operating income was $80.0 million in the first quarter of 1997, compared with $79.6 million in the 1996 first quarter. Core fee income categories of trust, service charges and other fees and commissions are up 8.3% during the first quarter of 1997 compared with the first quarter of 1996. Other income in 1997 is down from 1996 due to the inclusion of various nonrecurring items such as gains realized on investments in highly leveraged partnership interests in 1996.

Other Operating Expenses

Other operating expenses were $182.7 million in the 1997 first quarter compared with $154.6 million for the 1996 first quarter. The expense increase relates directly to the acquisitions. Average staffing levels (full time equivalents) increased to 8,400 during the first quarter of 1997 compared with 8,000 during the first quarter of 1996. Exclusive of acquisitions, average full time equivalents were actually reduced by approximately 100.

Income Taxes

The reduction in taxes from a statutory rate of 43% to an effective rate of 30% in the first quarter of 1997 occurred since the resulting deferred tax asset can now be realized within the statutory Federal income tax carryback provisions. The deferred tax asset at March 31, 1997 was $86 million, net of valuation reserve of $236 million, compared with $55 million, net of valuation reserve of $250 million at December 31, 1996.




                                                                      10.

Asset Quality

The following table provides a summary of the loan loss allowance and nonaccruing loans:

                                3 Months     3 Months        Year
                                   Ended        Ended       Ended
                                 3/31/97      3/31/96    12/31/96
                                           (in millions)
Allowance for Loan Losses
  Balance at beginning
    of period                     $418.2       $477.5      $477.5
  Allowance related to
    acquired companies              40.3            -         3.4
  Provision charged to income       18.4         19.7        64.7
  Net charge offs                   33.4         25.4       127.4
                                   -----        -----       -----
  Balance at end of period        $443.5       $471.8      $418.2
                                   =====        =====       =====

                                March 31, December 31,   March 31,
                                    1997         1996        1996
                                          (in millions)
Nonaccruing Loans
  Balance at end of period        $342.0       $357.5      $423.3
  As a percent of loans
   outstanding                      1.61%        2.43%       3.16%

Nonperforming Loans and Assets *
  Balance at end of period        $360.6       $371.0      $496.0
  As a percent of total assets      1.12%        1.57%       2.30%

Allowance Ratios
  Allowance for loan losses
  as a percent of:
  Loans                             2.09%        2.85%       3.52%
  Nonaccruing loans               129.70       116.98      111.45


* Includes nonaccruing loans, other real estate and other owned assets.


Provisions for loan losses were $18.4 million in the first quarter of 1997 compared with $19.7 million in the first quarter of 1996. Higher credit card delinquencies, 4.84% of credit card outstandings at March 31, 1997 compared with 3.34% at March 31, 1996, have led to increased charge offs. Net charge offs in the credit card portfolio were $29.4 million and $19.0 million in the first quarters of 1997 and 1996, respectively. This increased level has partially been offset by continued improvement in commercial credit quality. Commercial loan credit quality resulted in net recoveries of $.5 million in the first quarter of 1997 compared with net charge offs of $2.6 million in the first quarter of 1996. Significant reductions in the levels of nonaccruing loans has allowed the Company to maintain sufficient loan loss allowance coverage and record a relatively consistent level of provision expense over recent quarters.

The Company identified impaired loans as defined by FAS 114 totaling $196.8 million at March 31, 1997, of which $76.5 million had a specific loan loss allowance of $28.7 million. At December 31, 1996, impaired loans totaled $257.5 million of which $60.7 million had a specific loan loss allowance of $24.3 million.



                                                                        11.


Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets. At March 31, 1997, $31.9 billion notional value of such positions, with an estimated negative fair value of $48.7 million were outstanding. At December 31, 1996, $27.1 billion notional value of such positions, with an estimated negative fair value of $17.4 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At March 31, 1997, $.9 billion notional value of such positions with an estimated negative fair value of $.8 million were outstanding. At December 31, 1996, $1 billion of notional value of such positions with an estimated negative fair value of $.5 million were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $5.1 billion at March 31, 1997 compared with $4.7 billion at December 31, 1996. Loans at March 31, 1997 were 66.0% of total assets compared with 62.2% at December 31, 1996.

Deposits at March 31, 1997 were $22.3 billion, compared with $17.7 billion at December 31, 1996. Deposits continue to exceed loans and were 104.9% of loans at March 31, 1997. Short-term borrowings, including repurchase agreements, were $5.5 billion at March 31, 1997 compared with $2.5 billion at December 31, 1996. Long-term borrowings were $1.9 billion at March 31, 1997 compared with $1.1 billion at December 31, 1996. Outstanding deposits and borrowings at March 31, 1997 include those assumed through the acquisition of CTUS Inc. during the first quarter of 1997.



                                                                      12.


Capital

Shareholders' equity was $2.0 billion at March 31, 1997, the same as at December 31, 1996. On March 31, 1997 the Company redeemed all of its outstanding shares of preferred stock of $98 million. The outstanding 22,154 shares of $5.50 cumulative preferred stock were redeemed at $100 plus accrued and unpaid dividends of $1.375 per share. The outstanding 1,916,950 shares of adjustable rate cumulative preferred were redeemed at $50 plus accrued and unpaid dividends of $.75 per share.

Under risk-based capital guidelines, the Company's capital ratios were 8.59% at the Tier 1 level and 12.94% at the total capital level at March 31, 1997. These ratios compared with 11.92% at the Tier 1 level and 17.00% at the total capital level at December 31, 1996. Tier 1 and total capital includes $200 million in guaranteed mandatorily redeemable preferred securities issued by a subsidiary of the Company in December 1996. While these securities are classified as long-term debt on the consolidated balance sheet, the Company uses these securities in managing its total capital mix.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 7.29% at March 31, 1997 compared with 9.54% at December 31, 1996.

As expected, the acquisition of CTUS Inc. lowered the capital ratios at March 31, 1997 from those at December 31, 1996 as the acquisition was self funded. Although the ratios have declined, they remain well above U.S. regulatory requirements.



                                                                          13.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*          HSBC AMERICAS,INC.

                                 First Quarter 1997      First Quarter 1996
dollars in millions             Balance Interest Rate   Balance Interest Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits
 with banks                    $  1,221 $  17.1  5.69%  $  1,434 $ 20.0  5.62%
Federal funds sold and securities
purchased under resale agreements 1,152    14.8  5.20        362    4.8  5.37
Trading assets                      968    14.1  5.83        802   12.1  6.04
Securities:
    U.S. Government and
    federal agency obligations    2,950    43.0  5.90      2,543   36.1  5.70
    Other securities                211     5.1  9.84        270    5.9  8.72
------------------------------------------------------------------------------
         Total securities         3,161    48.1  6.18      2,813   42.0  6.00
Loans:
    Domestic:
         Commercial               7,272   168.9  9.42      6,418  140.2  8.79
         Consumer                 8,852   204.0  9.29      6,435  161.4 10.08
------------------------------------------------------------------------------
              Total domestic     16,124   372.9  9.38     12,853  301.6  9.52
    International                   751    12.1  6.53        516    9.0  6.97
------------------------------------------------------------------------------
              Total loans        16,875   385.0  9.25     13,369  310.6  9.34
------------------------------------------------------------------------------
Total earning assets             23,377 $ 479.1  8.31%    18,780 $389.5  8.34%
------------------------------------------------------------------------------
Allowance for loan losses          (419)                    (476)
Cash and due from banks             957                    1,003
Other assets                        994                      735
------------------------------------------------------------------------------
Total assets                   $ 24,909                 $ 20,042
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  1,841 $   5.3  1.18%  $  1,627 $  5.5  1.35%
Consumer savings deposits         4,687    35.8  3.09      3,751   29.1  3.12
Other consumer time deposits      4,862    61.4  5.12      3,231   44.4  5.52
Commercial and public savings
 and other time deposits          1,900    18.7  3.99      1,929   19.8  4.12
Deposits in foreign offices,
 primarily banks                  1,499    18.3  4.96      1,364   17.9  5.30
------------------------------------------------------------------------------
Total interest bearing deposits  14,789   139.5  3.83     11,902  116.7  3.94
------------------------------------------------------------------------------
Federal funds purchased and securities
 sold under repurchase agreements 1,307    16.9  5.26      1,052   13.6  5.20
Other short-term borrowings       1,198    15.3  5.18      1,369   16.6  4.89
Long-term debt                    1,362    21.6  6.42        710   11.6  6.55
------------------------------------------------------------------------------
Total funds borrowed              3,867    53.8  5.64      3,131   41.8  5.37
------------------------------------------------------------------------------
Total interest bearing
 liabilities                     18,656 $ 193.3  4.20%    15,033 $158.5  4.24%
------------------------------------------------------------------------------
Interest rate spread                             4.11%                   4.10%
------------------------------------------------------------------------------
Noninterest bearing deposits      3,804                    2,979
Other liabilities                   423                      291
Total shareholders' equity        2,026                    1,739
------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 24,909                 $ 20,042
==============================================================================

Net interest income                     $ 285.8                  $231.0
Net yield on average earning assets              4.96%                   4.95%
Net yield on average total assets                4.65                    4.64
------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 268.8  5.13%           $221.0  5.23%
    International                          17.0  3.26              10.0  2.26
==============================================================================
 * Interest and rates are presented on a taxable equivalent basis.




                                                                        14.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits
         None

     (b) Report on Form 8-K
         A Current Report on Form 8-K dated March 14, 1997 was filed reporting that the Company had acquired CTUS Inc. effective March 1, 1997.

         A Current Report on Form 8-K dated May 8, 1997 was filed providing historical and proforma financial statements for the acquistion of CTUS Inc.



                                                                        15.



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HSBC Americas, Inc.
                                              (Registrant)





Date:  May 8, 1997               /s/       Gerald A. Ronning
                                           Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                      as Chief Accounting Officer)