Form 10-Q
period 1997-06-30
HSBC AMERICAS INC
filed 1997-08-08
CIK 62348

1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997               Commission file number 1-2940

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

This report includes a total of 17 pages.




                                                                      2.



Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         June 30, 1997 and December 31, 1996                             3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 1997 and 1996                                    4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 1997 and 1996                                    5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 1997 and 1996                                          5

         Notes to Consolidated Financial Statements                      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               16

Signatures                                                              17



                                                                           3.

CONSOLIDATED BALANCE SHEET                            HSBC AMERICAS, INC.


                                                June 30,          December 31,
dollars in thousands                            1997              1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $  1,046,152       $    967,249
Interest bearing deposits with banks             2,130,534          1,933,036
Federal funds sold and securities purchased
  under resale agreements                        3,311,653          1,841,863
Trading assets                                     982,806            891,546
Securities available for sale                    3,608,183          2,870,075
Loans                                           20,908,128         14,691,916
Less - allowance for loan losses                   431,567            418,159
------------------------------------------------------------------------------
      Loans, net                                20,476,561         14,273,757

Premises and equipment                             222,056            189,795
Accrued interest receivable                        223,767            175,326
Intangible assets                                  498,702            192,355
Other assets                                       372,292            294,753
------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 32,872,706       $ 23,629,755
==============================================================================

LIABILITIES
Deposits in domestic offices
  Noninterest bearing                         $  4,467,789       $  4,315,447
  Interest bearing                              16,322,745         11,621,213
Interest bearing deposits in foreign offices     2,495,110          1,773,159
------------------------------------------------------------------------------
      Total deposits                            23,285,644         17,709,819

Short-term borrowings                            5,170,538          2,481,342
Interest, taxes and other liabilities              368,940            385,434
Long-term debt                                   1,946,184          1,080,183
------------------------------------------------------------------------------
TOTAL LIABILITIES                               30,771,306         21,656,778
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                          -             98,063
Common shareholder's equity
   Common stock                                          5                  5
   Capital surplus                               1,803,731          1,803,427
   Retained earnings                               289,771             60,630
   Net unrealized gain (loss) on securities
   available for sale, net of taxes                  7,893             10,852
------------------------------------------------------------------------------
   Total common shareholder's equity             2,101,400          1,874,914
------------------------------------------------------------------------------
      Total shareholders' equity                 2,101,400          1,972,977
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 32,872,706       $ 23,629,755
==============================================================================

The accompanying notes are an integral part of these financial statements.



                                                                           4.

CONSOLIDATED STATEMENT OF INCOME                           HSBC AMERICAS, INC.


dollars in thousands          Quarter ended June 30  Six months ended June 30
------------------------------------------------------------------------------
                                   1997        1996         1997         1996
Interest income
  Loans                       $ 444,332  $  300,853  $   828,600  $   610,567
  Securities                     59,985      49,649      108,034       91,558
  Trading assets                 15,048      13,740       29,143       25,835
  Deposits with banks            21,351      15,790       38,477       35,821
  Federal funds sold and
  securities purchased under
  resale agreements              15,617       8,275       30,372       13,102
------------------------------------------------------------------------------
Total interest income           556,333     388,307    1,034,626      776,883
------------------------------------------------------------------------------

Interest expense
  Deposits
    In domestic offices         151,117      97,947      272,312      196,727
    In foreign offices           20,908      18,200       39,236       36,162
  Short-term borrowings          54,044      34,137       86,287       64,363
  Long-term debt                 30,568      11,306       52,141       22,861
------------------------------------------------------------------------------
Total interest expense          256,637     161,590      449,976      320,113
------------------------------------------------------------------------------

Net interest income             299,696     226,717      584,650      456,770
Provision for loan losses        21,000      15,000       39,400       34,750
------------------------------------------------------------------------------
Net interest income, after
provision for loan losses       278,696     211,717      545,250      422,020
------------------------------------------------------------------------------

Other operating income
  Trust income                   10,613      10,654       21,137       20,585
  Service charges                26,847      21,895       49,392       42,745
  Mortgage servicing income       5,521       3,963       10,497        8,434
  Other fees and commissions     33,588      28,764       64,021       56,732
  Trading revenues                1,746         939        3,151        1,354
  Other income                   10,622       8,201       20,764       24,204
------------------------------------------------------------------------------
Total other operating income     88,937      74,416      168,962      154,054
------------------------------------------------------------------------------
                                367,633     286,133      714,212      576,074
------------------------------------------------------------------------------

Other operating expenses
  Salaries                       88,518      69,604      162,542      137,761
  Pension and other employee
  benefits                       15,418      15,931       33,460       35,185
------------------------------------------------------------------------------
      Total personnel expense   103,936      85,535      196,002      172,946
  Net occupancy expense          21,723      18,692       44,344       38,409
  Other expenses                 70,179      53,421      137,754      100,358
------------------------------------------------------------------------------
Total other operating expenses  195,838     157,648      378,100      311,713
Provision for ORE and
other owned asset losses            527       1,293        1,003        1,824
------------------------------------------------------------------------------

Total operating expenses after
provision for ORE and other
owned assets                    196,365     158,941      379,103      313,537
------------------------------------------------------------------------------

Income before taxes             171,268     127,192      335,109      262,537
Applicable income tax expense    55,200      38,100      104,500       87,500
------------------------------------------------------------------------------

Net income                    $ 116,068  $   89,092  $   230,609  $   175,037
==============================================================================
The accompanying notes are an integral part of these financial statements.



                                                                          5.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'EQUITY HSBC AMERICAS, INC.
---------------------------------------------------------------------------

                                                  Six months ended June 30

dollars in thousands                                      1997        1996
---------------------------------------------------------------------------
At beginning of period                              $1,972,977  $1,696,866
Net income                                             230,609     175,037
Net change in unrealized gain on
  securities available for sale, net of taxes           (2,959)    (29,959)
Cash dividends declared on preferred stock              (1,468)     (2,936)
Redemption of preferred stock                          (98,063)          -
Capital contributions from parent                          304           -
---------------------------------------------------------------------------
At end of period                                    $2,101,400  $1,839,008
===========================================================================

---------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  Six months ended June 30

dollars in thousands                                      1997        1996
---------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                        $  230,609  $  175,037
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
       Depreciation, amortization and deferred taxes    91,574      46,603
       Provision for loan losses                        39,400      34,750
       Net change in other accrual accounts           (106,866)    (25,511)
       Net change in loans originated for sale         (49,379)    (42,428)
       Net change in trading assets                   (113,365)   (252,965)
       Other, net                                      (19,834)    (42,202)
---------------------------------------------------------------------------
Net cash provided (used) by operating activities        72,139    (106,716)
---------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks  (197,498)    531,793
  Net change in short-term investments              (1,441,790)   (458,515)
  Purchases of securities                             (640,813)   (891,367)
  Sales of securities                                  509,843      15,396
  Maturities of securities                             268,235     183,367
  Net change in credit card receivables                141,536    (118,758)
  Net change in other short-term loans                 (28,583)     99,077
  Net originations and maturities of long-term loans  (421,781)     61,456
  Expenditures for premises and equipment              (17,979)     (9,460)
  Net cash used in acquisitions, net
   of cash acquired                                   (607,388)     (7,094)
  Other, net                                           (38,655)     59,334
---------------------------------------------------------------------------
 Net cash used by investing activities              (2,474,873)   (534,771)
---------------------------------------------------------------------------
 Cash flows from financing activities
  Net change in deposits                             1,148,632     477,888
  Net change in short-term borrowings                1,525,374      57,777
  Repayment of long-term debt                         (291,370)          -
  Guaranteed mandatorily redeemable preferred
   securities of subsidiary                            200,000           -
  Redemption of preferred stock                        (98,063)          -
  Dividends paid                                        (2,936)     (2,936)
---------------------------------------------------------------------------
 Net cash provided by financing activities           2,481,637     532,729
---------------------------------------------------------------------------
Net change in cash and due from banks                   78,903    (108,758)
Cash and due from banks at beginning of period         967,249   1,242,335
---------------------------------------------------------------------------
Cash and due from banks at end of period            $1,046,152  $1,133,577
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

2.      Derivative Financial Instruments

Exposure to market rate movements outside of the Company's trading activities is managed by modifying its asset and liability mix, either directly or through the use of derivative financial instruments, principally interest rate swaps, forward rate agreements, futures and options. These end-user derivative contracts include qualifying hedges and positions that modify the interest rate characteristics of specified financial instruments. Derivative financial instruments not qualifying as end-user positions are treated as trading positions and marked to market.

To qualify as a hedge, the derivative financial instrument must be designated as a hedge and effective in reducing the market risk of an existing asset or liability. Effectiveness of the hedge is evaluated on an initial and ongoing basis. To qualify as a position modifying the interest rate characteristics of an instrument, there must be an approved objective to synthetically alter the market risk characteristics of specified items and the derivative financial instrument must be designated as such a position and effective in accomplishing the underlying objective. These criteria are subject to various limits and controls.

To the extent that derivative financial instruments are linked to assets and liabilities that are valued on an historical cost basis, accrual or deferral based accounting is applied. As such, they are not marked to current market value, rather cash flows and/or gains and losses realized are accrued and/or amortized as an adjustment to net interest income, or to the income or expense generated by the corresponding specific asset-liability position.

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

                                                                         7.



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

3.  Pledged Financial Instruments

At June 30, 1997, securities, loans and other assets carried at $4.9 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

4.  Acquisition

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

The following unaudited pro forma financial information presents the combined results of the Company and CTUS as if the acquisition had occurred as of the beginning of 1997 and 1996, after giving effect to certain adjustments, including accounting adjustments relating to fair value adjustments, amortization of goodwill and related income tax effect. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CTUS constituted a single entity during such periods.

                                                  Six months ended June 30

                                                    1997             1996
                                                         (unaudited)
                                                        (in millions)
  Net interest income after
   provision for loan losses                        $571             $489
  Net income                                         228              220


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



                                                                          8.


5.  New Accounting Standards

Effective January 1, 1997, the Company generally adopted the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities prospectively. The Financial Accounting Standards Board delayed the effective date of certain of the provisions until January 1, 1998. FAS 125 primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing.

The adoption of the required provisions of FAS 125 did not have a material effect on the financial position or results of operations of the Company. Further, the Company does not expect that adoption of the delayed provisions will have a material effect on its financial position or results of operation.





                                                                         9.



Management's Discussion and Analysis of Financial Condition and
Results of Operations


HSBC Americas, Inc. (the Company) reported second quarter net income of $116.1 million, compared with a $89.1 million in the 1996 second quarter. For the first six months of 1997, net income was $230.6 million, compared with $175.0 million for the first six months of last year.

The Company's results include the effect of recent acquisitions. Major acquisitions were as follows. The Company acquired $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank in June 1996. On December 31, 1996, the Company acquired the institutional U.S. dollar clearing activity of Morgan Guaranty Trust Company of New York. The Company assumed $.9 billion in deposit liabilities and acquired a like amount of Federal funds sold. Effective March 1, 1997, the Company acquired CTUS Inc. which owned First Federal Savings and Loan Association of Rochester (First Federal). This acquisition had $7.0 billion in assets and deposits of $4.3 billion.

Net Interest Income

Net interest income for the second quarter of 1997 increased to $299.7 million compared with $226.7 million for the second quarter of 1996. For the first six months of 1997, net interest income was $584.7 million compared with $456.8 million for the first six months of 1996. The acquisitions were the principal factor behind the increase. Additionally, there was growth in nonacquisition business as loans and deposits increased modestly.

Interest income of $556.3 million in the second quarter of 1997 was 43.3% higher than the second quarter of 1996. Average earning assets of $28.1 billion for the second quarter of 1997 were 44.5% higher than a year ago. The average rate earned on earning assets was 7.96% for the second quarter of 1997 compared with 8.06% a year ago. Interest income of $1,034.6 million for the first six months of 1997 was 33.2% higher than the first six months of 1996. Average earning assets of $25.7 billion for the first six months of 1997 were 34.7% higher than the first six months of 1996. The average rate earned on earning assets was 8.12% for the first six months of 1997 compared with 8.20% a year ago.

Interest expense for the second quarter of 1997 was $256.6 million, representing a 58.8% increase over the second quarter of 1996. Average interest bearing liabilities for the second quarter of 1997 were $23.6 billion, 51.5% higher than a year ago. The average rate paid on interest bearing liabilities was 4.37% compared with 4.18% a year ago. Interest expense for the first six months of 1997 was $450.0 million or 40.6% above the first six months of 1996. Average interest bearing liabilities for the first six months of 1997 were $21.1 billion, 38.1% higher than a year ago. The average rate paid on interest bearing liabilities was 4.29% for the first six months of 1997 compared with 4.21% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 1997 was 4.02%, compared with 4.43% a year ago. The taxable equivalent net yield on average total assets for the first six months of 1997 was 4.30%, compared with 4.53% a year ago. The net yields on earning assets has declined as a result of the First Federal acquisition. Savings and loan institutions, including First Federal, generally have much narrower interest margins than commercial banking institutions and the full impact of the acquisition on the interest margin was experienced in the second quarter of 1997.




                                                                        10.


Other Operating Income

For the second quarter of 1997, total other operating income was $88.9 million, compared with $74.4 million in the 1996 second quarter. Fee income categories, (service charges, mortgages, other fees and commissions) were up from the second quarter of 1996 primarily as a result of the recent acquisitions. For the first six months of 1997, total other operating income was $169.0 million, compared with $154.1 million for the first six months of 1996.

Other Operating Expenses

Other operating expenses were $196.4 million in the 1997 second quarter compared with $158.9 million for the 1996 second quarter. Other operating expenses were $379.1 million for the first six months of 1997 compared with $313.5 million a year ago. The expense increases relate directly to acquisitions.

Income Taxes

The effective rate was 31% in the first half of 1997 compared with 33% in the first half of 1996 as a result of reduction in state statutory tax rates. The effective rate is below the expected statutory rate due to the recognition of deferred losses associated with prior acquisitions of related entities, Concord Leasing, Inc. and Oleifera Investments, Ltd. The deferred tax asset at June 30, 1997 was $13 million, net of valuation reserve of $176 million, compared with $55 million, net of valuation reserve of $250 million at December 31, 1996.



                                                                        11.


Asset Quality

The following tables provides a summary of the loan loss allowance and nonperforming assets.

                                     2nd      2nd  6 Months      Year  6 Months
                                 Quarter  Quarter     Ended     Ended     Ended
                                    1997     1996   6/30/97  12/31/96   6/30/96
                                                 (in millions)
Allowance for Loan Losses
Balance at beginning of period    $443.5   $471.8    $418.2    $477.5    $477.5
Allowance related to acquired
  companies                            -      3.4      40.3       3.4       3.4
Provision charged to income         21.0     15.0      39.4      64.7      34.8
Net charge offs                     32.9     32.2      66.3     127.4      57.7

Balance at end of period          $431.6   $458.0    $431.6    $418.2    $458.0

                                          June 30,     December 31,     June 30,
                                             1997             1996         1996
                                                      (in millions)
Nonaccruing Loans
Balance at end of period                   $309.6           $357.5       $387.2
As a percent of loans outstanding            1.48%            2.43%        2.62%

Nonperforming Loans and Assets*
Balance at end of period                   $318.1           $371.0       $454.3
As a percent of total assets                  .97%            1.57%        2.00%

Allowance Ratios
Allowance for loan losses as a
 percent of:
    Loans                                    2.06%            2.85%        3.10%
    Nonaccruing loans                      139.40           116.98       118.27


* Includes nonaccruing loans, other real estate and other owned assets.


The allowance acquired in 1997 results from the First Federal acquisition which had a loan portfolio of $6 billion, primarily consisting of residential mortgages.

Provisions for loan losses were $21.0 million in the second quarter of 1997 compared with $15.0 million in the second quarter of 1996. Provisions for loan losses for the first half of 1997 were $39.4 million compared with $34.8 million during the first half of 1996. Higher credit card delinquencies, 4.83% of credit card outstandings at June 30, 1997 compared with 3.23% at June 30, 1996, have led to increased charge offs. Net charge offs in the credit card portfolio were $63.6 million and $39.0 million in the first half of 1997 and 1996, respectively. This increased level has partially been offset by continued improvement in commercial credit quality. Commercial loan credit quality resulted in net recoveries of $5.8 million in the first half of 1997 compared with net charge offs of $14.4 million in the first half of 1996.

The Company identified impaired loans as defined by FAS 114 totaling $185 million at June 30, 1997, of which $77 million had a specific loan loss allowance of $30 million. At December 31, 1996, impaired loans totaled $258 million, of which $61 million had a specific loan loss allowance of $24 million.





                                                                        12.


Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income and expense stream of certain on-balance sheet assets and liabilities. At June 30, 1997, $23.6 billion notional value of such positions, with an estimated negative fair value of approximately $17.8 million were outstanding. At December 31, 1996, $27.1 billion notional value of such positions, with an estimated negative fair value of $17.4 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At June 30, 1997, $1.2 billion notional value of such positions with an estimated negative fair value of $1.1 million were outstanding. At December 31, 1996 $1 billion of notional value of such positions with an estimated negative fair value of $.5 million, were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $6.4 billion at June 30, 1997 compared with $4.7 billion at December 31, 1996. Loans at June 30, 1997 were 63.6% of total assets compared with 62.2% at December 31, 1996.

Deposits at June 30, 1997 were $23.3 billion, compared with $17.7 billion at December 31, 1996. Deposits continue to exceed loans and were 111.4% of loans at June 30, 1997. Short-term borrowings, including repurchase agreements, were $5.2 billion at June 30, 1997 compared with $2.5 billion at December 31, 1996. Long-term borrowings of $1.9 billion at June 30, 1997 compared with $1.1 billion at December 31, 1996.




                                                                        13.


Capital

Shareholders' equity was $2.1 billion at June 30, 1997 compared with $2.0 billion at December 31, 1996. The Company redeemed all of its outstanding shares of preferred stock of $98 million on March 31, 1997.

Under risk-based capital guidelines, the Company's capital ratios were 10.15% at the Tier 1 level and 14.50% at the total capital level at June 30, 1997. These ratios compare with 11.92% at the Tier 1 level and 17.00% at the total capital level at December 31, 1996. Tier 1 and total capital include guaranteed mandatorily redeemable preferred securities issued by a subsidiary of the Company of $200 million in December 1996 and $200 million in May 1997. These securities are classified as long-term debt on the consolidated balance sheet.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 7.12% at June 30, 1997 compared with 9.54% at December 31, 1996.

The acquisition of CTUS Inc. was a major factor reducing the capital ratios at June 30, 1997 from those at December 31, 1996 as the acquisition was a cash purchase. Although the ratios have declined, they remain well above U.S. regulatory requirements.




                                                                          14.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*         HSBC AMERICAS, INC.

                                 Second Quarter 1997     Second Quarter 1996
dollars in millions            Balance  Interest  Rate  Balance Interest Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits
with banks                     $  1,465 $  21.4  5.84 % $  1,186 $  15.8 5.36 %
Federal funds sold and securities
purchased under resale agreements 1,096    15.6  5.72        635     8.3 5.24
Trading assets                      985    15.1  6.12        910    13.8 6.07
Securities:
    U.S. Government and
    federal agency obligations    3,504    52.9  6.05      3,060    44.0 5.78
    Other securities                317     7.1  9.01        248     5.7 9.20
------------------------------------------------------------------------------
         Total securities         3,821    60.0  6.30      3,308    49.7 6.05
Loans:
    Domestic:
         Commercial               7,449   165.2  8.90      6,256   129.8 8.34
         Consumer                12,581   268.7  8.55      6,606   163.3 9.93
------------------------------------------------------------------------------
              Total domestic     20,030   433.9  8.69     12,862   293.1 9.16
    International                   670    11.1  6.68        518     8.6 6.70
------------------------------------------------------------------------------
              Total loans        20,700   445.0  8.62     13,380   301.7 9.07
------------------------------------------------------------------------------
Total earning assets             28,067 $ 557.1  7.96 %   19,419 $ 389.3 8.06 %
------------------------------------------------------------------------------
Allowance for loan losses          (434)                    (466)
Cash and due from banks             974                      987
Other assets                      1,387                      726
------------------------------------------------------------------------------
Total assets                   $ 29,994                 $ 20,666
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  2,033 $   5.8  1.15 % $  1,631 $   5.2 1.29 %
Consumer savings deposits         5,681    42.6  3.01      3,883    29.7 3.08
Other consumer time deposits      6,381    82.3  5.17      3,277    43.5 5.34
Commercial and public savings
    and other time deposits       1,977    20.4  4.13      1,937    19.5 4.05
Deposits in foreign offices,
 primarily banks                  1,613    20.9  5.20      1,420    18.3 5.16
------------------------------------------------------------------------------
Total interest bearing deposits  17,685   172.0  3.90     12,148   116.2 3.85
------------------------------------------------------------------------------
Federal funds purchased and securities
 sold under repurchase agreements 2,618    35.8  5.49      1,368    16.9 4.97
Other short-term borrowings       1,298    18.2  5.63      1,339    17.2 5.18
Long-term debt                    1,975    30.6  6.21        709    11.3 6.41
------------------------------------------------------------------------------
Total funds borrowed              5,891    84.6  5.76      3,416    45.4 5.35
------------------------------------------------------------------------------
Total interest bearing
 liabilities                     23,576 $ 256.6  4.37 %   15,564 $ 161.6 4.18 %
------------------------------------------------------------------------------
Interest rate spread                             3.59 %                  3.88 %
------------------------------------------------------------------------------
Noninterest bearing deposits      3,868                    3,020
Other liabilities                   517                      285
Total shareholders' equity        2,033                    1,797
------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 29,994                 $ 20,666
==============================================================================

Net interest income                     $ 300.5                  $ 227.7
Net yield on average earning assets              4.29 %                  4.72 %
Net yield on average total assets                4.02                    4.43
------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 284.0  4.42 %          $ 219.6 4.81 %
    International                          16.5  2.89                8.1 3.12
==============================================================================
 * Interest and rates are presented on a taxable equivalent basis.


                                                                          15.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*         HSBC AMERICAS, INC.

                                Six Months 1997          Six Months 1996
dollars in millions           Balance  Interest Rate   Balance  Interest Rate
-----------------------------------------------------------------------------
Assets
Interest bearing deposits
 with banks                    $ 1,344 $   38.5 5.77 % $  1,310 $ 35.8  5.50 %
Federal funds sold and securities
purchased under resale agreements1,123     30.4 5.45        498   13.1  5.29
Trading assets                     977     29.2 5.98        856   25.9  6.06
Securities:
    U.S. Government and
    federal agency obligations   3,229     96.0 5.98      2,801   80.1  5.75
    Other securities               264     12.2 9.34        260   11.6  8.95
-----------------------------------------------------------------------------
         Total securities        3,493    108.2 6.25      3,061   91.7  6.02
Loans:
    Domestic:
         Commercial              7,361    334.2 9.15      6,336  270.0  8.57
         Consumer               10,727    472.6 8.85      6,521  324.7 10.00
-----------------------------------------------------------------------------
              Total domestic    18,088    806.8 8.99     12,857  594.7  9.30
    International                  710     23.2 6.60        517   17.6  6.84
-----------------------------------------------------------------------------
              Total loans       18,798    830.0 8.90     13,374  612.3  9.21
-----------------------------------------------------------------------------
Total earning assets            25,735 $1,036.3 8.12 %   19,099 $778.8  8.20 %
-----------------------------------------------------------------------------
Allowance for loan losses         (426)                    (471)
Cash and due from banks            965                      995
Other assets                     1,191                      731
-----------------------------------------------------------------------------
Total assets                   $27,465                 $ 20,354
=============================================================================


Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 1,937 $   11.2 1.16 % $  1,629 $ 10.7  1.32 %
Consumer savings deposits        5,187     78.4 3.05      3,817   58.8  3.10
Other consumer time deposits     5,625    143.7 5.15      3,254   87.9  5.43
Commercial and public savings
    and other time deposits      1,939     39.1 4.06      1,933   39.3  4.09
Deposits in foreign offices,
 primarily banks                 1,557     39.2 5.08      1,392   36.2  5.22
-----------------------------------------------------------------------------
Total interest bearing deposits 16,245    311.6 3.87     12,025  232.9  3.89
-----------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchased agreements   1,966     52.8 5.42      1,210   30.5  5.07
Other short-term borrowings      1,248     33.5 5.41      1,354   33.8  5.03
Long-term debt                   1,670     52.1 6.29        709   22.9  6.48
-----------------------------------------------------------------------------
Total funds borrowed             4,884    138.4 5.72      3,273   87.2  5.36
-----------------------------------------------------------------------------
Total interest bearing
 liabilities                    21,129 $  450.0 4.29 %   15,298 $320.1  4.21 %
-----------------------------------------------------------------------------
Interest rate spread                            3.83 %                  3.99 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,836                    3,000
Other liabilities                  470                      288
Total shareholders' equity       2,030                    1,768
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $27,465                 $ 20,354
=============================================================================

Net interest income                    $  586.3                 $458.7
Net yield on average earning assets             4.59 %                  4.83 %
Net yield on average total assets               4.30                    4.53
-----------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
    Domestic                           $  552.7 4.74 %          $440.6  5.01 %
    International                          33.6 3.07              18.1  2.57
=============================================================================
 * Interest and rates are presented on a taxable equivalent basis.




                                                                        16.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits
      None

  (b) Report on Form 8-K
      None




                                                                        17.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 HSBC Americas, Inc.
                                    (Registrant)





Date August 8, 1997              /s/      Gerald A. Ronning
                                          Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                     as Chief Accounting Officer)