Form 10-Q
period 1997-09-30
HSBC AMERICAS INC
filed 1997-11-06
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997          Commission file number 1-2940

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



                                                                      2.




Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         September 30, 1997 and December 31, 1996                        3

         Consolidated Statement of Income
         For The Quarter and Nine Months
         Ended September 30, 1997 and 1996                               4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Nine Months
         Ended September 30, 1997 and 1996                               5

         Consolidated Statement of Cash Flows
         For The Nine Months Ended
         September 30, 1997 and 1996                                     5

         Notes to Consolidated Financial Statements                      6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               15

Signatures                                                              16


                                                                           3.

CONSOLIDATED BALANCE SHEET                            HSBC AMERICAS, INC.


                                              September 30,       December 31,
dollars in thousands                                  1997               1996
------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $  1,110,822       $    967,249
Interest bearing deposits with banks             2,114,020          1,933,036
Federal funds sold and securities purchased
  under resale agreements                        1,342,831          1,841,863
Trading assets                                     968,456            891,546
Securities available for sale                    3,422,338          2,870,075
Loans                                           21,569,498         14,691,916
Less - allowance for loan losses                   427,376            418,159
------------------------------------------------------------------------------
      Loans, net                                21,142,122         14,273,757

Premises and equipment                             221,622            189,795
Accrued interest receivable                        202,246            175,326
Intangible assets                                  485,654            192,355
Other assets                                       396,131            294,753
------------------------------------------------------------------------------
TOTAL ASSETS                                  $ 31,406,242       $ 23,629,755
==============================================================================

LIABILITIES
Deposits in domestic offices
  Noninterest bearing                         $  4,086,353       $  4,315,447
  Interest bearing                              15,969,717         11,621,213
Interest bearing deposits in foreign offices     2,134,683          1,773,159
------------------------------------------------------------------------------
      Total deposits                            22,190,753         17,709,819

Short-term borrowings                            4,687,156          2,481,342
Interest, taxes and other liabilities              678,170            385,434
Long-term debt                                   1,814,252          1,080,183
------------------------------------------------------------------------------
TOTAL LIABILITIES                               29,370,331         21,656,778
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock                                          -             98,063
Common shareholder's equity
   Common stock                                          5                  5
   Capital surplus                               1,804,125          1,803,427
   Retained earnings                               209,766             60,630
   Net unrealized gain on securities
   available for sale, net of taxes                 22,015             10,852
------------------------------------------------------------------------------
   Total common shareholder's equity             2,035,911          1,874,914
------------------------------------------------------------------------------
      Total shareholders' equity                 2,035,911          1,972,977
------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 31,406,242       $ 23,629,755
==============================================================================

The accompanying notes are an integral part of these financial statements.


                                                                           4.

CONSOLIDATED STATEMENT OF INCOME                           HSBC AMERICAS, INC.


                                   Quarter ended          Nine months ended
dollars in thousands               September 30             September 30
------------------------------------------------------------------------------
                                   1997        1996         1997         1996
Interest income
  Loans                       $ 452,153  $  331,812  $ 1,280,753  $   942,379
  Securities                     55,912      49,109      163,946      140,668
  Trading assets                 14,731      12,574       43,874       38,409
  Deposits with banks            26,299      15,647       64,777       51,468
  Federal funds sold and
  securities purchased under
  resale agreements              12,391       7,463       42,763       20,564
------------------------------------------------------------------------------
Total interest income           561,486     416,605    1,596,113    1,193,488
------------------------------------------------------------------------------

Interest expense
  Deposits
    In domestic offices         155,982     107,582      428,295      304,308
    In foreign offices           27,429      17,036       66,665       53,198
  Short-term borrowings          49,088      31,028      135,376       95,391
  Long-term debt                 30,350      11,413       82,490       34,274
------------------------------------------------------------------------------
Total interest expense          262,849     167,059      712,826      487,171
------------------------------------------------------------------------------

Net interest income             298,637     249,546      883,287      706,317
Provision for loan losses        24,000      15,000       63,400       49,750
------------------------------------------------------------------------------
Net interest income, after
provision for loan losses       274,637     234,546      819,887      656,567
------------------------------------------------------------------------------

Other operating income
  Trust income                   10,469       9,748       31,605       30,332
  Service charges                26,837      22,709       76,228       65,453
  Mortgage servicing income       5,195       3,495       15,693       11,929
  Other fees and commissions     34,765      29,078       98,786       85,810
  Trading revenues                1,619       1,250        4,771        2,604
  Other income                   14,242      11,395       35,006       35,600
------------------------------------------------------------------------------
Total other operating income     93,127      77,675      262,089      231,728
------------------------------------------------------------------------------
                                367,764     312,221    1,081,976      888,295
------------------------------------------------------------------------------

Other operating expenses
  Salaries                       88,826      73,633      251,369      211,395
  Pension and other employee
  benefits                       15,437      18,061       48,897       53,246
------------------------------------------------------------------------------
      Total personnel expense   104,263      91,694      300,266      264,641
  Net occupancy expense          23,369      20,436       67,713       58,845
  Other expenses                 73,351      61,701      211,105      162,059
------------------------------------------------------------------------------
Total other operating expenses  200,983     173,831      579,084      485,545
Provision for ORE and
other owned asset losses            986         811        1,988        2,634
------------------------------------------------------------------------------

Total operating expenses after
provision for ORE and other
owned assets                    201,969     174,642      581,072      488,179
------------------------------------------------------------------------------

Income before taxes             165,795     137,579      500,904      400,116
Applicable income tax expense    45,800      36,600      150,300      124,100
------------------------------------------------------------------------------

Net income                    $ 119,995  $  100,979  $   350,604  $   276,016
==============================================================================
The accompanying notes are an integral part of these financial statements.



                                                                          5.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY HSBC AMERICAS, INC.
----------------------------------------------------------------------------

                                              Nine months ended September 30

dollars in thousands                                       1997        1996
----------------------------------------------------------------------------
At beginning of period                              $ 1,972,977  $1,696,866
Net income                                              350,604     276,016
Net change in unrealized gain on
  securities available for sale, net of taxes            11,163     (26,001)
Cash dividends declared on preferred stock               (1,468)     (4,404)
Cash dividends declared on common stock                (200,000)          -
Redemption of preferred stock                           (98,063)          -
Capital contributions from parent                           698         180
----------------------------------------------------------------------------
At end of period                                    $ 2,035,911  $1,942,657
============================================================================

----------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
                                             Nine months ended September 30

dollars in thousands                                      1997         1996
----------------------------------------------------------------------------
Cash flows from operating activities
  Net income                                        $   350,604  $  276,016
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
       Depreciation, amortization and deferred taxes    102,726      62,366
       Provision for loan losses                         63,400      49,750
       Net change in other accrual accounts              21,241     (15,211)
       Net change in loans originated for sale         (320,781)    296,011
       Net change in trading assets                    (133,164)   (186,329)
       Other, net                                       (32,616)    (45,385)
----------------------------------------------------------------------------
Net cash provided (used) by operating activities         51,410     437,218
----------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks   (180,984)    379,310
  Net change in short-term investments                  527,032    (574,313)
  Purchases of securities                            (1,309,331)   (956,079)
  Sales of securities                                 1,104,044      84,123
  Maturities of securities                              517,293     364,156
  Net change in credit card receivables                 (45,939)   (110,082)
  Net change in other short-term loans                   (3,600)      3,501
  Net originations and maturities of long-term loans   (670,323)    118,265
  Expenditures for premises and equipment               (26,334)    (15,943)
  Net cash used in acquisitions, net
   of cash acquired                                    (607,388)     (7,094)
  Other, net                                             14,643      70,885
----------------------------------------------------------------------------
 Net cash used by investing activities                 (680,887)   (643,271)
----------------------------------------------------------------------------
 Cash flows from financing activities
  Net change in deposits                                 53,741     448,800
  Net change in short-term borrowings                 1,041,991    (431,515)
  Repayment of long-term debt                          (421,683)   (125,000)
  Guaranteed mandatorily redeemable preferred
   securities of subsidiary                             200,000           -
  Redemption of preferred stock                         (98,063)          -
  Dividends paid                                         (2,936)     (4,404)
----------------------------------------------------------------------------
 Net cash provided by financing activities              773,050    (112,119)
----------------------------------------------------------------------------
Net change in cash and due from banks                   143,573    (318,172)
Cash and due from banks at beginning of period          967,249   1,242,335
----------------------------------------------------------------------------
Cash and due from banks at end of period            $ 1,110,822  $  924,163
============================================================================

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

2.  Derivative Financial Instruments

The Company uses a variety a derivative instruments including interest rate swaps, forward rate agreements, futures and option contracts to manage interest rate risk exposure and to generate trading revenues. Primarily employing an interest rate risk management strategy known as synthetic alteration, the repricing characteristics of various on-balance sheet positions are altered by use of associated derivative contracts. Interest rate risk is managed by creating a mix of balance sheet assets and liabilities deemed consistent and desirable given expectations of balance sheet changes and risk management strategies.

A synthetic alteration strategy requires that the related derivative contract be linked to specific individual or pools of balance sheet assets or liabilities by the notional, durational and interest rate risk characteristics of the associated instruments and must achieve a result that is consistent with overall risk management objectives.

To the extent the aforementioned criteria are satisfied, the derivative contract is accounted for on a basis consistent with that of the underlying hedged item. For a derivative financial instrument synthetically altering an asset or liability accounted for on an historical cost basis, accrual based accounting is applied. Specifically, income or expense is recognized and accrued to the next settlement date in accordance the contractual terms of the agreement as an adjustment to the income or expense associated with the underlying hedged position. The derivative position would not be marked to market.

Similarly, derivative instruments that correlate to balance sheet positions carried at market value or that are entered into for the purpose of generating trading revenues, are accounted for on a mark to market basis. Associated income and expense is recognized as trading revenue. For derivatives linked to securities classified as available for sale, the derivative mark to market is recorded through shareholder's equity consistent with the valuation of the assets.

Derivatives that do not qualify as synthetic alterations at inception are marked to market through earnings. Derivatives that cease to qualify as synthetic alterations are marked to market prospectively with any deferred gains or losses at that time amortized to earnings over the remaining life of the derivative or hedged item provided the hedged balance sheet position has not been liquidated. When the hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.



                                                                         7.



3.  Pledged Financial Instruments

At September 30, 1997, securities, loans and other assets carried at $2.8 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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

                                            Nine months ended September 30

                                                 1997             1996
                                                      (unaudited)
                                                     (in millions)
  Net interest income after
   provision for loan losses                     $846             $763
  Net income                                      348              314


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




                                                                         8.


Management's Discussion and Analysis of Financial Condition and
Results of Operations



HSBC Americas, Inc. (the Company) reported third quarter net income of $120.0 million, compared with a $101.0 million in the 1996 third quarter. For the first nine months of 1997, net income was $350.6 million, compared with $276.0 million for the first nine months of last year.

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

Net Interest Income

Net interest income for the third quarter of 1997 increased to $298.6 million compared with $249.5 million for the third quarter of 1996. For the first nine months of 1997, net interest income was $883.3 million compared with $706.3 million for the first nine months of 1996. The acquisitions were the principal factor behind the increase. Additionally, there was growth in nonacquisition business as loans and deposits increased modestly.

Interest income of $561.5 million in the third quarter of 1997 was 34.8% higher than the third quarter of 1996. Average earning assets of $28.5 billion for the third quarter of 1997 were 42.2% higher than a year ago. The average rate earned on earning assets was 7.83% for the third quarter of 1997 compared with 8.28% a year ago. Interest income of $1,596.1 million for the first nine months of 1997 was 33.7% higher than the first nine months of 1996. Average earning assets of $26.7 billion for the first nine months of 1997 were 37.3% higher than the first nine months of 1996. The average rate earned on earning assets was 8.01% for the first nine months of 1997 compared with 8.23% a year ago.

Interest expense for the third quarter of 1997 was $262.8 million, representing a 57.3% increase over the third quarter of 1996. Average interest bearing liabilities for the third quarter of 1997 were $23.7 billion, 47.1% higher than a year ago. The average rate paid on interest bearing liabilities was 4.39% compared with 4.12% a year ago. Interest expense for the first nine months of 1997 was $712.8 million or 46.3% above the first nine months of 1996. Average interest bearing liabilities for the first nine months of 1997 were $22.0 billion, 41.3% higher than a year ago. The average rate paid on interest bearing liabilities was 4.33% for the first nine months of 1997 compared with 4.18% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 1997 was 3.93%, compared with 4.67% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 1997 was 4.17%, compared with 4.58% a year ago. The net yields on earning assets has declined as a result of the First Federal acquisition. Savings and loan institutions, including First Federal, generally have much narrower interest margins than commercial banking institutions and the full impact of the acquisition on the interest margin was experienced in the second and third quarters of 1997.




                                                                         9.



Other Operating Income

For the third quarter of 1997, total other operating income was $93.1 million, compared with $77.7 million in the 1996 third quarter. Fee income categories, (service charges, mortgages, other fees and commissions) were up from the third quarter of 1996 primarily as a result of the recent acquisitions. For the first nine months of 1997, total other operating income was $262.1 million, compared with $231.7 million for the first nine months of 1996.

Other Operating Expenses

Other operating expenses were $202.0 million in the 1997 third quarter compared with $174.6 million for the 1996 third quarter. Other operating expenses were $581.1 million for the first nine months of 1997 compared with $488.2 million a year ago. The expense increases relate directly to acquisitions.

Income Taxes

The effective rate was 30% in the first nine months of 1997 compared with 31% in the first nine months of 1996 as a result of reduction in state statutory tax rates. The effective rate is below the expected statutory rate due to the recognition of the benefits of deferred losses associated with prior acquisitions of related entities, Concord Leasing, Inc. and Oleifera Investments, Ltd. The deferred tax asset at September 30, 1997 was $34 million, net of valuation reserve of $157 million, compared with $55 million, net of valuation reserve of $250 million at December 31, 1996.



                                                                        10.


Asset Quality

The following tables provides a summary of the loan loss allowance and nonperforming assets.

                                   3rd      3rd  9 Months      Year  9 Months
                               Quarter  Quarter     Ended     Ended     Ended
                                  1997     1996   9/30/97  12/31/96   9/30/96
                                             (in millions)
Allowance for Loan Losses
Balance at beginning of period  $431.6   $458.0    $418.2    $477.5    $477.5
Allowance related to acquired
  companies                          -        -      40.3       3.4       3.4
Provision charged to income       24.0     15.0      63.4      64.7      49.8
Net charge offs                   28.2     31.5      94.5     127.4      89.2

Balance at end of period        $427.4   $441.5    $427.4    $418.2    $441.5


                                  September 30,   December 31,   September 30,
                                          1997           1996            1996
                                                 (in millions)
Nonaccruing Loans
Balance at end of period                $321.4         $357.5          $382.2
As a percent of loans outstanding         1.49%          2.43%           2.65%

Nonperforming Loans and Assets*
Balance at end of period                $327.0         $371.0          $449.1
As a percent of total assets              1.04%          1.57%           2.03%

Allowance Ratios
Allowance for loan losses as a
 percent of:
    Loans                                 1.98%          2.85%           3.06%
    Nonaccruing loans                   132.95         116.98          115.52


* Includes nonaccruing loans, other real estate and other owned assets.


The allowance acquired in 1997 results from the First Federal acquisition which had a loan portfolio of $6 billion, primarily consisting of residential mortgages.

Provisions for loan losses were $24.0 million in the third quarter of 1997 compared with $15.0 million in the third quarter of 1996. Provisions for loan losses for the first nine months of 1997 were $63.4 million compared with $49.8 million during the first nine months of 1996. Higher credit card delinquencies, 4.64% of credit card outstandings at September 30, 1997 compared with 3.75% at September 30, 1996, have led to increased charge offs. Net charge offs in the credit card portfolio were $94.9 million and $61.0 million in the first nine months of 1997 and 1996, respectively. This increased level was offset by continued improvement in commercial credit quality. Commercial loan credit quality resulted in net recoveries of $11.6 million in the first nine months of 1997 compared with net charge offs of $21.7 million in the first nine months of 1996.

The Company identified impaired loans as defined by FAS 114 totaling $171 million at September 30, 1997, of which $72 million had a specific loan loss allowance of $27 million. At December 31, 1996, impaired loans totaled $258 million, of which $61 million had a specific loan loss allowance of $24 million.



                                                                        11.


Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income and expense stream of certain on-balance sheet assets and liabilities. At September 30, 1997, $22.6 billion notional value of such positions, with an estimated positive fair value of approximately $21.4 million were outstanding. At December 31, 1996, $27.1 billion notional value of such positions, with an estimated negative fair value of $17.4 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At September 30, 1997, $.8 billion notional value of such positions with an estimated negative fair value of $.1 million were outstanding. At December 31, 1996 $1 billion of notional value of such positions with an estimated negative fair value of $.5 million, were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. Short-term investments and trading assets were $4.4 billion at September 30, 1997 compared with $4.7 billion at December 31, 1996. Loans at September 30, 1997 were 68.7% of total assets compared with 62.2% at December 31, 1996.

Deposits at September 30, 1997 were $22.2 billion, compared with $17.7 billion at December 31, 1996. Deposits continue to exceed loans and were 102.9% of loans at September 30, 1997. Short-term borrowings, including repurchase agreements, were $4.7 billion at September 30, 1997 compared with $2.5 billion at December 31, 1996. Long-term borrowings of $1.8 billion at September 30, 1997 compared with $1.1 billion at December 31, 1996.



                                                                        12.


Capital

Shareholders' equity was $2.0 billion at September 30, 1997 and December 31, 1996. The Company redeemed its outstanding shares of preferred stock of $98 million on March 31, 1997 and declared a dividend of $200 million during September 1997 payable to its common shareholder.

Under risk-based capital guidelines, the Company's capital ratios were 9.60% at the Tier 1 level and 13.88% at the total capital level at September 30, 1997. These ratios compare with 11.92% at the Tier 1 level and 17.00% at the total capital level at December 31, 1996. Tier 1 and total capital include guaranteed mandatorily redeemable preferred securities issued by a subsidiary of the Company of $200 million in December 1996 and another $200 million in May 1997. These securities are classified as long-term debt on the consolidated balance sheet.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.83% at September 30, 1997 compared with 9.54% at December 31, 1996.

The acquisition of CTUS Inc. was a major factor reducing the capital ratios at September 30, 1997 from those at December 31, 1996 as the acquisition was a cash purchase. Although the ratios have declined, they remain well above U.S. regulatory requirements for well-capitalized institutions.



                                                                         13.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*          HSBC AMERICAS,INC.

                                 Third Quarter 1997       Third Quarter 1996
dollars in millions            Balance  Interest  Rate  Balance  Interest Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits
with banks                     $  1,804 $  26.3  5.78 % $  1,107 $  15.7 5.63%
Federal funds sold and securities
purchased under resale agreements   972    12.4  5.06        550     7.5 5.40
Trading assets                      990    14.8  5.97        821    12.6 6.12
Securities:
    U.S. Government and
    federal agency obligations    3,286    48.2  5.84      2,979    43.5 5.81
    Other securities                364     7.7  8.41        237     5.7 9.58
------------------------------------------------------------------------------
         Total securities         3,650    55.9  6.08      3,216    49.2 6.09
Loans:
    Domestic:
         Commercial               7,432   168.6  9.00      6,919   152.3 8.76
         Consumer                13,015   272.9  8.36      6,937   171.5 9.85
------------------------------------------------------------------------------
              Total domestic     20,447   441.5  8.57     13,856   323.8 9.30
    International                   639    11.3  7.00        499     8.7 6.95
------------------------------------------------------------------------------
              Total loans        21,086   452.8  8.52     14,355   332.5 9.22
------------------------------------------------------------------------------
Total earning assets             28,502 $ 562.2  7.83 %   20,049 $ 417.5 8.28%
------------------------------------------------------------------------------
Allowance for loan losses          (429)                    (447)
Cash and due from banks             980                      901
Other assets                      1,169                      833
------------------------------------------------------------------------------
Total assets                   $ 30,222                 $ 21,336
==============================================================================

Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  2,016 $   5.8  1.14 % $  1,685 $   5.7 1.33%
Consumer savings deposits         5,629    39.1  2.76      4,369    33.5 3.05
Other consumer time deposits      6,336    87.8  5.50      3,920    51.8 5.26
Commercial and public savings
    and other time deposits       2,231    23.2  4.14      1,719    16.6 3.85
Deposits in foreign offices,
 primarily banks                  2,072    27.5  5.25      1,321    17.0 5.13
------------------------------------------------------------------------------
Total interest bearing deposits  18,284   183.4  3.98     13,014   124.6 3.81
------------------------------------------------------------------------------
Federal funds purchased and securities
 sold under repurchase agreements 1,815    25.1  5.49      1,199    15.8 5.24
Other short-term borrowings       1,738    23.9  5.47      1,217    15.3 4.99
Long-term debt                    1,895    30.4  6.35        702    11.4 6.47
------------------------------------------------------------------------------
Total funds borrowed              5,448    79.4  5.78      3,118    42.5 5.42
------------------------------------------------------------------------------
Total interest bearing
 liabilities                     23,732 $ 262.8  4.39 %   16,132 $ 167.1 4.12%
------------------------------------------------------------------------------
Interest rate spread                             3.44 %                  4.16%
------------------------------------------------------------------------------
Noninterest bearing deposits      3,926                    3,049
Other liabilities                   420                      265
Total shareholders' equity        2,144                    1,890
------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 30,222                 $ 21,336
==============================================================================

Net interest income                     $ 299.4                  $ 250.4
Net yield on average earning assets              4.17 %                  4.97%
Net yield on average total assets                3.93                    4.67
------------------------------------------------------------------------------
Net interest income/net yield on
 average earning assets:
    Domestic                            $ 282.8  4.29 %          $ 240.4 5.06%
    International                          16.6  2.83               10.0 3.49
==============================================================================
 * Interest and rates are presented on a taxable equivalent basis.



                                                                         14.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*           HSBC AMERICAS,INC.

                                  Nine Months 1997         Nine Months 1996
dollars in millions            Balance Interest  Rate   Balance Interest  Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits
 with banks                    $ 1,499 $   64.8  5.78 % $ 1,241 $   51.5  5.54%
Federal funds sold and securities
purchased under resale agreement 1,072     42.8  5.33       516     20.6  5.33
Trading assets                     981     44.0  5.98       844     38.5  6.08
Securities:
    U.S. Government and
    federal agency obligations   3,248    144.2  5.93     2,861    123.6  5.77
    Other securities               298     19.9  8.96       252     17.3  9.15
------------------------------------------------------------------------------
         Total securities        3,546    164.1  6.19     3,113    140.9  6.05
Loans:
    Domestic:
         Commercial              7,385    502.8  9.10     6,532    422.3  8.64
         Consumer               11,498    745.5  8.66     6,661    496.2  9.95
------------------------------------------------------------------------------
              Total domestic    18,883  1,248.3  8.84    13,193    918.5  9.30
    International                  686     34.5  6.72       511     26.3  6.87
------------------------------------------------------------------------------
              Total loans       19,569  1.282.8  8.76    13,704    944.8  9.21
------------------------------------------------------------------------------
Total earning assets            26,667 $1.598.5  8.01 %  19,418 $1,196.3  8.23%
------------------------------------------------------------------------------
Allowance for loan losses         (427)                    (463)
Cash and due from banks            970                      964
Other assets                     1,184                      765
------------------------------------------------------------------------------
Total assets                   $28,394                  $20,684
==============================================================================


Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 1,964 $   17.0  1.16 % $ 1,648 $   16.4  1.33%
Consumer savings deposits        5,336    117.5  2.94     4,002     92.3  3.08
Other consumer time deposits     5,865    231.5  5.28     3,478    139.7  5.37
Commercial and public savings
    and other time deposits      2,037     62.3  4.09     1,861     55.9  4.01
Deposits in foreign offices,
 primarily banks                 1,731     66.7  5.15     1,368     53.2  5.19
------------------------------------------------------------------------------
Total interest bearing deposits 16,933    495.0  3.91    12,357    357.5  3.86
------------------------------------------------------------------------------
Federal funds purchased and securities sold
  under repurchased agreements   1,915     77.9  5.44     1,206     46.3  5.12
Other short-term borrowings      1,413     57.4  5.44     1,308     49.1  5.02
Long-term debt                   1,746     82.5  6.32       707     34.3  6.48
------------------------------------------------------------------------------
Total funds borrowed             5,074    217.8  5.74     3,221    129.7  5.38
------------------------------------------------------------------------------
Total interest bearing
 liabilities                    22,007 $  712.8  4.33 %  15,578 $  487.2  4.18%
------------------------------------------------------------------------------
Interest rate spread                             3.68 %                   4.05%
------------------------------------------------------------------------------
Noninterest bearing deposits     3,866                    3,016
Other liabilities                  453                      281
Total shareholders' equity       2,068                    1,809
------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $28,394                  $20,684
==============================================================================

Net interest income                    $  885.7                 $  709.1
Net yield on average earning assets              4.44 %                   4.88%
Net yield on average total assets                4.17                     4.58
------------------------------------------------------------------------------
Net interest income/net yield on average earning assets:
    Domestic                           $  835.5  4.58 %         $  681.0  5.03%
    International                          50.2  2.98               28.1  2.84
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





                                 HSBC Americas, Inc.
                                    (Registrant)





Date: November 6, 1997            /s/     Gerald A. Ronning
                                          Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                     as Chief Accounting Officer)