Form 10-K
period 1997-12-31
HSBC AMERICAS INC
filed 1998-03-26
CIK 62348

Securities and Exchange Commission
Washington, D.C. 20549



Form 10-K


Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997  Commission file number 1-2940

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



                                       1





                  This page is intentionally left blank.




T A B L E  O F  C O N T E N T S

                                                  Page
Part I


 1.   Business                                       4
 2.   Properties                                     5
 3.   Legal Proceedings                              6
 4.   Submission of Matters to a Vote of
      Security Holders                               6


Part II


 5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters                6
 6.   Selected Financial Data                        7
 7.   Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                         10
 7A.  Quantitative and Qualitative Disclosures
      About Market Risk                             28
 8.   Financial Statements and
      Supplementary Data                            31
 9.   Changes in and Disagreements with
      Accountants on Accounting and
      Financial Disclosure                          69


Part III


10.   Directors and Executive Officers
      of the Registrant                             69
11.   Executive Compensation                        71
12.   Security Ownership of Certain Beneficial
      Owners and Management                         72
13.   Certain Relationships and Related
      Transactions                                  73


Part IV


14.   Exhibits, Financial Statement Schedules
      and Reports on Form 8-K                       74



P A R T  I


Item 1. Business


HSBC Americas, Inc. (the Company) is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1997, the Company, together with its subsidiaries, had assets of $31.5 billion and employed approximately 9,500 full and part time employees.

All of the Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) and Midland Bank plc, is an international banking and financial services organization with major commercial and investment banking franchises operating under long established names in Asia, Europe, the Americas and the Middle East. Principal executive offices of HSBC are located in London, England. HSBC, with assets of $472 billion at December 31, 1997, is one of the world's largest banking groups.

Effective March 1, 1997 the Company completed its acquisition of CTUS Inc.
(CTUS), a unitary thrift holding company for $676 million in cash. CTUS owned First Federal Savings and Loan Association of Rochester (First Federal), a thrift institution which had $7.0 billion in assets and deposits of $4.3 billion. The operations of First Federal were merged into the Company's principal subsidiary, Marine Midland Bank (the Bank) at the date of acquisition.

The Bank which had assets of $31.3 billion and deposits of $23.9 billion at December 31, 1997, is supervised and routinely examined by the Superintendent of Banks of the State of New York and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank.

The Bank is a regional bank with a distinctive geographic franchise encompassing the entire State of New York. Selected commercial and consumer banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to corporations, institutions, governments and individuals. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products.

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

The Company and the Bank are subject to risk-based capital and leveraged guidelines issued by the Federal Reserve. The Federal Reserve is required by law to take specific prompt actions with respect to financial institutions that do not meet minimum capital standards. Five capital standards have been

P A R T  I  Continued


Item 1. Business  Continued


identified, the highest of which is well-capitalized. A well-capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and not be subject to a capital directive order. The leverage ratio measures Tier 1 capital against total non-risk weighted assets. The Bank's ratios at December 31, 1997 exceeded all ratios required for the well-capitalized category. Revisions to the risk-based capital guidelines regarding market risk have been issued effective in 1998. These guidelines will not have a significant effect on the Bank's risk-based capital ratios.

As further assurance for the safety and soundness of financial institutions, the Federal Reserve has guidelines on operations, management, and compensation, as well as standards for asset quality and earnings. The guidelines have not had a significant effect on the Company's operations.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (IBBEA) authorized interstate bank acquisitions beginning in 1995. In addition, beginning in 1997, banks may merge across state lines as long as neither state opts out of interstate branching. New York State has enacted an opt in statute. Also, IBBEA protects key provisions of state law and establishes a mechanism for de novo interstate branching.

The Company and its subsidiaries face competition in all the markets they serve. Other commercial banks, thrift institutions, consumer finance companies, mortgage bankers, insurance companies and investment banking firms are traditional competitors. Many of these institutions are not subject to the same laws and regulations imposed on the Company and its subsidiaries.


Item 2. Properties


The principal executive offices of the Company and the Bank are located in Buffalo, New York, in a building under a long-term lease. The Bank has more than 380 other banking offices in New York State located in 49 counties. Approximately half of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in 12 states other than New York, none of which is materially important to the respective activities. For information relating to lease commitments, see Note 22 to the Financial Statements.



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


Item 6. Selected Financial  Data
---------------------------------------------------------------------------------------------------------

Year Ended December 31,                                   1997      1996      1995      1994      1993
---------------------------------------------------------------------------------------------------------
                                                                             in millions
Net interest income                                   $1,173.4   $ 961.8   $ 892.2   $ 782.1   $ 727.4
Securities transactions                                   17.4       7.9      12.3       7.9       6.5
Other operating income                                   342.0     303.0     302.5     288.1     110.6
Other operating expenses                                 781.4     656.8     695.8     820.8     944.2
Provision for loan losses                                 87.4      64.7     175.3     168.7     108.5
---------------------------------------------------------------------------------------------------------
Income (loss) before taxes and cumulative effect
  of change in accounting principle                      664.0     551.2     335.9      88.6    (208.2)
Applicable income tax expense                            193.0     171.0      52.3     125.6      21.8
---------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change
  in accounting principle                                471.0     380.2     283.6     (37.0)   (230.0)
Cumulative effect of change in accounting principle (1)      -         -         -         -      40.0
---------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  471.0   $ 380.2   $ 283.6   $ (37.0)  $(190.0)
---------------------------------------------------------------------------------------------------------
Balances at year end
Total assets                                          $ 31,518   $23,630   $20,553   $19,120   $20,323
Long-term debt                                           1,708     1,080       710       713     1,704
Common shareholder's equity                              2,039     1,875     1,599     1,559     1,602
Total shareholders' equity                               2,039     1,973     1,697     1,657     1,700
Ratio of shareholders' equity to total assets             6.47 %    8.35 %    8.26 %    8.67 %    8.37 %
---------------------------------------------------------------------------------------------------------
Selected financial ratios (2)
Rate of return on
  Total assets                                            1.62 %    1.83 %    1.50 %   (0.20)%   (0.99)%
  Total common shareholder's equity                      22.93     21.33     16.53     (2.72)   (12.48)
Total shareholders' equity to total assets                7.14      8.90      9.37      9.00      8.68
---------------------------------------------------------------------------------------------------------



Quarterly Results of Operations

                                                     1997                                   1996
                                       ------------------------------------------------------------------------
                                         4th Q  3rd Q    2nd Q     1st Q     4th Q     3rd Q     2nd Q    1stQ
---------------------------------------------------------------------------------------------------------------
                                                                         in millions
Net interest income                    $ 290.1 $298.6 $  299.7   $ 285.0   $ 255.5   $ 249.6   $ 226.7  $230.0
Securities transactions                    3.3    4.9      4.8       4.4       0.8       2.3       0.5     4.3
Other operating income                    94.1   88.2     84.1      75.6      78.4      75.4      73.9    75.3
Other operating expenses                 200.4  201.9    196.3     182.8     168.6     174.7     158.9   154.6
Provision for loan losses                 24.0   24.0     21.0      18.4      15.0      15.0      15.0    19.7
---------------------------------------------------------------------------------------------------------------
Income  before taxes                     163.1  165.8    171.3     163.8     151.1     137.6     127.2   135.3
Applicable income tax expense             42.7   45.8     55.2      49.3      46.9      36.6      38.1    49.4
---------------------------------------------------------------------------------------------------------------
Net income                             $ 120.4 $120.0 $  116.1   $ 114.5   $ 104.2   $ 101.0   $  89.1  $ 85.9
===============================================================================================================
(1) Change in method of accounting for income taxes.
(2) Based on average daily balances.


CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.
                                                               1997
                                                   ---------------------------
                                                   Balance   Interest    Rate
------------------------------------------------------------------------------
Assets

Interest bearing deposits with banks,
 primarily foreign                              $    1,698  $    98.7    5.82 %
Federal funds sold and securities purchased
 under resale agreements                               977       51.8    5.30
Trading assets                                         980       58.9    6.01
Securities                                           3,567      219.2    6.14
Loans
  Domestic
    Commercial                                       7,457      666.9    8.94
    Consumer
         Residential mortgages                       8,867      633.1    7.14
         Other consumer                              3,045      389.5   12.79
------------------------------------------------------------------------------
      Total domestic                                19,369    1,689.5    8.72
  International                                        680       45.9    6.76
------------------------------------------------------------------------------
      Total loans                                   20,049    1,735.4    8.66
------------------------------------------------------------------------------
Total earning assets                                27,271  $ 2,164.0    7.94 %
------------------------------------------------------------------------------
Allowance for loan losses                             (426)
Cash and due from banks                              1,010
Other assets                                         1,171
------------------------------------------------------------------------------
Total assets                                    $   29,026
==============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                $    1,974  $    22.7    1.15 %
Consumer savings deposits                            5,369      155.7    2.90
Other consumer time deposits                         5,971      318.6    5.34
Commercial, public savings and other time deposits   2,105       86.9    4.13
Deposits in foreign offices, primarily banks         1,846       95.2    5.15
------------------------------------------------------------------------------
Total interest bearing deposits                     17,265      679.1    3.93
------------------------------------------------------------------------------
Federal funds purchased and securities sold
 under repurchase agreements                         1,977      108.3    5.48
Other short-term borrowings                          1,585       88.4    5.58
Long-term debt                                       1,755      111.8    6.37
------------------------------------------------------------------------------
Total interest bearing liabilities                  22,582  $   987.6    4.37 %
------------------------------------------------------------------------------
Interest rate spread                                                     3.57 %
------------------------------------------------------------------------------
Noninterest bearing deposits                         3,891
Other liabilities                                      481
Total shareholders' equity                           2,072
------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $   29,026
==============================================================================
Average earning assets       - Domestic         $   24,971
                             - International         2,300
------------------------------------------------------------------------------
                             - Total            $   27,271
------------------------------------------------------------------------------
Net interest revenue         - Domestic                     $ 1,109.5
                             - International                     66.9
------------------------------------------------------------------------------
                             - Total                        $ 1,176.4
------------------------------------------------------------------------------
Net yield on average earning assets  - Domestic                          4.35 %
                                     - International                     2.91
                                     - Total                             4.31
------------------------------------------------------------------------------
Net yield on average total assets                                        4.05
==============================================================================
Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonperforming loans. Loan fees included were $20 million for 1997, $17 million for 1996 and $14 million for 1995.



                                          8




                  1996                                  1995
    ------------------------------        ------------------------------
    Balance     Interest     Rate         Balance     Interest     Rate
    ----------------------------------------------------------------------
                in millions
   $  1,173    $    65.4     5.58 %      $  1,009    $    60.7     6.02 %
        540         28.8     5.34             579         34.9     6.03
        845         51.3     6.07             495         34.2     6.89
      3,082        188.3     6.11           2,382        145.2     6.09


      6,661        578.5     8.68           6,595        574.3     8.71

      3,354        253.3     7.55           2,898        216.3     7.47
      3,378        415.2    12.29           3,167        389.8    12.31
    ----------------------------------------------------------------------
     13,393      1,247.0     9.31          12,660      1,180.4     9.32
        512         35.0     6.84             540         37.8     7.00
    ----------------------------------------------------------------------
     13,905      1,282.0     9.22          13,200      1,218.2     9.23
    ----------------------------------------------------------------------
     19,545    $ 1,615.8     8.27 %        17,665    $ 1,493.2     8.45 %
    ----------------------------------------------------------------------
       (454)                                 (545)
        939                                   911
        782                                   933
    ----------------------------------------------------------------------
   $ 20,812                              $ 18,964
    ======================================================================

   $  1,666    $    22.3     1.34 %      $  1,582    $    29.7     1.88 %
      4,051        125.0     3.09           3,749        121.8     3.25
      3,595        191.1     5.32           3,076        169.0     5.50
      1,853         74.2     4.01           1,693         71.3     4.21
      1,343         68.8     5.12           1,461         72.7     4.98
    ----------------------------------------------------------------------
     12,508        481.4     3.85          11,561        464.5     4.02
    ----------------------------------------------------------------------
      1,085         55.7     5.13             602         34.5     5.72
      1,289         65.2     5.06             718         47.0     6.54
        733         47.6     6.50             711         50.4     7.08
    ----------------------------------------------------------------------
     15,615    $   649.9     4.16 %        13,592    $   596.4     4.39 %
    ----------------------------------------------------------------------
                             4.11 %                                4.06 %
    ----------------------------------------------------------------------
      3,040                                 3,017
        304                                   577
      1,853                                 1,778
    ----------------------------------------------------------------------
   $ 20,812                              $ 18,964
    ======================================================================
   $ 18,262                              $ 16,082
      1,283                                 1,583
    ----------------------------------------------------------------------
   $ 19,545                              $ 17,665
    ----------------------------------------------------------------------
               $   928.5                             $   850.8
                    37.4                                  46.0
    ----------------------------------------------------------------------
               $   965.9                             $   896.8
    ----------------------------------------------------------------------
                             5.08 %                                5.29 %
                             2.91                                  2.90
                             4.94                                  5.08
    ----------------------------------------------------------------------
                             4.64                                  4.73
    ======================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company reported net income for 1997 of $471.0 million compared with $380.2 million in 1996, or an increase of 23.9%. Return on average common shareholder's equity increased to 22.93% in 1997 from 21.33% in 1996.

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

A detailed review comparing 1997 operations with 1996 and 1995 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 34.


E A R N I N G S   P E R F O R M A N C E   R E V I E W


Net Interest Income


Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds.  In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.
-----------------------------------------------------------------------------------------------------------
                                          Increase(Decrease)                Increase(Decrease)
                                  1997     Amount         %         1996     Amount         %          1995
------------------------------------------------------------------------------------------------------------
                                                               in millions
Interest income               $2,164.0     $548.2      33.9     $1,615.8     $122.6       8.2      $1,493.2
Interest expense                 987.6      337.7      52.0        649.9       53.5       9.0         596.4

-------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis      1,176.4      210.5      21.8        965.9       69.1       7.7         896.8
Taxable equivalent
 adjustment                        3.0       (1.1)    (25.7)         4.1        (.5)    (11.5)          4.6
------------------------------------------------------------------------------------------------------------
Net interest income           $1,173.4     $211.6      22.0     $  961.8     $ 69.6       7.8      $  892.2
------------------------------------------------------------------------------------------------------------
Average earning assets        $ 27,271     $7,726      39.5     $ 19,545     $1,880      10.6      $ 17,665
Average nonearning assets        1,755        488      38.5        1,267        (32)     (2.5)        1,299
------------------------------------------------------------------------------------------------------------
Average total assets          $ 29,026     $8,214      39.5     $ 20,812     $1,848       9.7      $ 18,964
------------------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets           4.31%      (.63)%   (12.8)        4.94%      (.14)%    (2.8)         5.08%
 Average total assets             4.05       (.59)    (12.7)        4.64       (.09)     (1.9)         4.73
============================================================================================================



Net interest income increased to $1,176.4 million in 1997 compared with $965.9 million in 1996. The acquisitions were the principal factor behind the increase. Additionally, there was growth in nonacquisition related business. The net yields on earning assets have declined primarily as a result of the First Federal acquisition on March 1, 1997. Savings and loan associations, such as First Federal, generally have narrower interest margins than commercial banking institutions.

The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".


Net Interest Income Components Including Volume/Rate Analysis
--------------------------------------------------------------------------------------------------------------------
                                                  1997 Compared to 1996            1996 Compared to 1995
                                                   Increase(Decrease)                Increase(Decrease)
                                           1997     Volume      Rate         1996     Volume      Rate          1995
--------------------------------------------------------------------------------------------------------------------
                                                                         in millions
Interest income:
Interest bearing deposits with banks   $   98.7     $ 30.4     $ 2.9     $   65.4     $  9.3    $ (4.6)     $   60.7
Federal funds sold and securities
 purchased under resale agreements         51.8       23.2       (.2)        28.8       (2.3)     (3.8)         34.9
Trading assets                             58.9        8.1       (.5)        51.3       21.6      (4.5)         34.2
Securities                                219.2       29.8       1.1        188.3       42.8        .3         145.2
Loans:
  Domestic:
     Commercial                           666.9       70.7      17.7        578.5        5.7      (1.5)        574.3
     Consumer
       Residential mortgages              633.1      394.3     (14.5)       253.3       34.5       2.5         216.3
       Credit card receivables            240.8      (16.8)      2.5        255.1       22.1      (2.7)        235.7
       Other consumer                     148.7      (23.6)     12.2        160.1        5.2        .8         154.1
  International                            45.9       11.3       (.4)        35.0       (1.9)      (.9)         37.8
--------------------------------------------------------------------------------------------------------------------
Total interest income                   2,164.0      527.4      20.8      1,615.8      137.0     (14.4)      1,493.2
--------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest bearing demand deposits           22.7        3.8      (3.4)        22.3        1.5      (8.9)         29.7
Consumer savings and
 other time deposits                      474.3      154.5       3.7        316.1       34.2      (8.9)        290.8
Commercial and public savings
 and other time deposits                   86.9       10.4       2.3         74.2        6.5      (3.6)         71.3
Deposits in foreign offices                95.2       26.0        .4         68.8       (6.0)      2.1          72.7
Short-term borrowings                     196.7       64.9      10.9        120.9       55.6     (16.2)         81.5
Long-term debt                            111.8       65.1       (.9)        47.6        1.5      (4.3)         50.4
--------------------------------------------------------------------------------------------------------------------
Total interest expense                    987.6      324.7      13.0        649.9       93.3     (39.8)        596.4
--------------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis              $1,176.4     $202.7     $ 7.8     $  965.9     $ 43.7    $ 25.4      $  896.8
====================================================================================================================


The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.


Average Balances and Interest Rates


Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. Average earning assets increased to $27,271 million in 1997 from $19,545 million in 1996 resulting in increased interest income even though rates earned declined to 7.94% in 1997 from 8.27% in 1996. The decline in yield is primarily attributable to the lower yielding, predominantly adjustable rate, residential mortgage portfolio acquired from First Federal.

Average commercial loans were $7,457 million in 1997, compared with $6,661 million in 1996. The level of nonaccruing loans decreased to $311 million at year-end 1997 from $357 million at year-end 1996 reflecting a continuing improvement in commercial credit quality. Yields on commercial loans were 8.94% in 1997 compared with 8.68% in 1996. Average residential mortgages increased to $8,867 million in 1997 from $3,354 million in 1996. The assets acquired from First Federal included $5.1 billion in residential mortgages, which were primarily adjustable rate. As a result, the yield on residential mortgages declined to 7.14% in 1997 compared with 7.55% in 1996. Average credit card receivables decreased to $1,760 million in 1997 from $1,883 million in 1996.

Domestic deposits, including NOW accounts, consumer, commercial and public savings and other time deposits averaged $15,419 million during 1997, compared with $11,165 million in 1996. The growth in average deposits includes the impact of the acquisition activity. Average effective rates on these types of deposits were 3.79% in 1997, compared with 3.70% in 1996.

Average short-term investments and trading assets increased to $3,655 million in 1997 from $2,558 million in 1996. At the same time, average short-term borrowings increased to $3,562 million in 1997 from $2,374 million in 1996 providing the funding for the increased holdings. Average long-term debt increased to $1,755 million in 1997 from $733 million in 1996. The increase included the effect of the guaranteed mandatorily redeemable preferred securities issuance of $200 million in December 1996 and $200 million in May 1997. Also included are advances from the Federal Home Loan Bank of New York as a result of the First Federal acquisition which averaged $647 million in 1997.



Other Operating Income


Other operating income was $359.4 million in 1997 compared with $310.9 million in 1996 and $314.8 million in 1995.

------------------------------------------------------------------------------------------------
                                        Increase(Decrease)          Increase(Decrease)
                                 1997     Amount       %      1996    Amount        %       1995
------------------------------------------------------------------------------------------------
                                                          in millions
Trust income                   $ 42.9      $ 1.8     4.2    $ 41.1    $ (5.6)   (11.9)    $ 46.7
Service charges                 104.0       14.1    15.7      89.9       4.8      5.6       85.1
Mortgage servicing income        21.6        6.5    43.4      15.1      (1.1)    (7.1)      16.2
Letter of credit fees            21.5        1.9     9.7      19.6       1.0      5.4       18.6
Credit card fees                 50.9       (2.1)   (3.9)     53.0       9.8     22.6       43.2
Other fee-based income           62.3       18.9    43.5      43.4     (15.7)   (26.5)      59.1
Other income                     32.6       (4.5)  (12.2)     37.1       8.9     31.2       28.2
------------------------------------------------------------------------------------------------
Nontrading income               335.8       36.6    12.2     299.2       2.1       .7      297.1
------------------------------------------------------------------------------------------------
Trading asset revenue (loss)      1.8        2.0   989.0       (.2)     (1.8)  (112.6)       1.6
Foreign exchange revenue          4.4         .4    11.4       4.0        .2      3.4        3.8
------------------------------------------------------------------------------------------------
Trading revenues                  6.2        2.4    63.2       3.8      (1.6)   (30.0)       5.4
------------------------------------------------------------------------------------------------
Securities transactions          17.4        9.5   119.9       7.9      (4.4)   (35.7)      12.3
------------------------------------------------------------------------------------------------
Total other operating income   $359.4      $48.5    15.6    $310.9    $ (3.9)    (1.3)    $314.8
================================================================================================


Nontrading Income


Nontrading income was $335.8 million in 1997 compared with $299.2 million in 1996. Fee income categories (service charges, mortgages, other fees and commissions) were favorably impacted from the recent acquisitions.

Trading Revenues


Trading revenue includes securities trading gains and losses, commissions earned from distributing municipal obligations, and foreign exchange fees from transactions with corporate clients and correspondent banks. It does not include interest income from these activities (included as a component of net interest income), which is usually substantial. The following is an analysis of the average balance outstanding, interest income (on a taxable equivalent basis) and trading revenue related to trading assets. This analysis excludes foreign exchange revenue which is separately disclosed in the table of other operating income.

------------------------------------------------------------------------------------
                                      Mortgage
                                     and Other
                           U.S.   Asset-Backed        Other
                     Government     Securities   Securities   Derivatives     Total
------------------------------------------------------------------------------------
                                                in millions
1997
  Average balance
   outstanding            $   2          $ 972         $  5         $   1     $ 980
  Interest income            .2           58.3           .4             -      58.9
  Trading revenues           .3             .5          1.3           (.3)      1.8
1996
  Average balance
   outstanding               32            808            4             1       845
  Interest income           1.8           49.2           .3             -      51.3
  Trading revenues          1.8           (2.6)         1.4           (.8)      (.2)
1995
  Average balance
   outstanding               12            462           23            (2)      495
  Interest income            .7           32.8           .7             -      34.2
  Trading revenues         (2.3)           5.7          1.2          (3.0)      1.6
====================================================================================

Securities Transactions


Securities transactions during 1997 resulted in net gains of $17.4 million compared with net gains of $7.9 million in 1996 and $12.3 million in 1995. The gains realized relate to investments classified as available for sale, primarily highly leveraged partnership interests.


Other Operating Expenses
-------------------------------------------------------------------------------------------------------
                                           Increase(Decrease)              Increase(Decrease)
                                   1997     Amount         %       1996     Amount        %        1995
-------------------------------------------------------------------------------------------------------
                                                              in millions
Salaries and employee benefits   $398.0     $ 45.9      13.0     $352.1     $ (2.1)     (.6)     $354.2
Net occupancy                      91.0       12.5      15.8       78.5        2.1      2.9        76.4
Equipment                          45.1       14.0      45.0       31.1        (.7)    (2.0)       31.8
Amortization of intangibles        34.4       20.0     139.6       14.4        3.2     27.7        11.2
FDIC assessment                     4.2        3.6     646.2         .6      (14.0)   (96.1)       14.6
Marketing                          27.0        1.0       3.9       26.0        3.2     13.8        22.8
Outside services                   38.9       12.1      45.0       26.8        2.0      8.1        24.8
Professional fees                  22.8        (.5)     (1.9)      23.3        5.8     33.0        17.5
Other real estate and
 owned asset expense                2.5       (4.6)    (64.2)       7.1      (16.9)   (70.5)       24.0
Other                             117.5       20.6      21.3       96.9      (21.6)   (18.2)      118.5
-------------------------------------------------------------------------------------------------------
Total other operating expenses   $781.4     $124.6      19.0     $656.8     $(39.0)    (5.6)     $695.8
-------------------------------------------------------------------------------------------------------
Personnel - average number        9,010        973      12.1      8,037       (264)    (3.2)      8,301
=======================================================================================================


Other operating expenses were $781.4 million in 1997 compared with $656.8 million in 1996 and $695.8 million in 1995. The expense increase in 1997 over 1996 relates directly to acquisitions. As a result of the Company's efforts to leverage existing infrastructure, cost:income ratio for 1997 was 51.0% compared with 51.6% in 1996.

Personnel expense was $398.0 million in 1997 compared with $352.1 million in 1996 and $354.2 million in 1995. Average staffing levels (full time equivalents) increased in 1997 to 9,010 compared with 8,301 in 1995.

The Company, as a financial institution, is cognizant of the issues that the Year 2000 could have on its operating and processing systems and has identified which of these systems need modification. Contact has been made with the Company's vendors, outside service providers, customers and intermediaries whose systems electronically interface with the Company's systems to determine their level of preparedness. Further, the Company is committed to comply with the time table established by bank regulators.

The Company estimates total cost of the project will range between $50 million and $60 million, including personnel and other costs related to modifying systems as well as capitalizable costs of upgrading personal computers and replacing computer software. Personnel and all other costs related to the project are being expensed as incurred. Currently, management does not anticipate material incremental costs will be incurred in any single period since, generally, the costs represent the redeployment of existing information technology resources.

Provision for Loan Losses


Provision for loan losses was $87.4 million in 1997 compared with $64.7 million in 1996 and $175.3 million in 1995. Net charge offs in the credit card portfolio were $116.7 million and $82.5 million in 1997 and 1996, respectively. This increased level was offset by continued improvement in commercial credit quality. Commercial loan credit quality resulted in net recoveries of $3 million in 1997 compared with net charge offs of $30.4 million in 1996. Credit card delinquencies have declined to 3.77% at December 31, 1997 from 4.55% at December 31, 1996. However, delinquency rates remain high by historical standards and continue to be monitored.

The provision for loan losses in 1995 included $113.0 million for management's decision to accelerate the timing of control and disposal of a troubled aircraft portfolio which was acquired through the merger of Concord Leasing, Inc. on January 1, 1995.

Nonaccruing loans were 13.0% less at December 31, 1997 than one year ago. An analysis of the loan loss allowance and the provision for loan losses begins on page 25.

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

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance has been established for the portion of the Company's net deductible temporary differences which are not expected to be realized. Income tax expense was affected in 1997 and 1996 by reductions in the valuation allowance of $81.2 million and $53.7 million, respectively. The reduction in 1997 is recognition of the Company's three consecutive years of earnings.

At December 31, 1997, the Company had a net deferred tax asset of $39.6 million, as compared with a net deferred tax asset of $55.2 million at December 31, 1996.


Line of Business Results

--------------------------------------------------------------------------------------------------------
                                Consumer         Commercial             Other                 Total
--------------------------------------------------------------------------------------------------------
                             1997      1996     1997      1996      1997      1996        1997      1996
--------------------------------------------------------------------------------------------------------
Income/expense in millions; average balances in billions
Net interest income        $659.4    $516.1   $387.4    $327.9    $126.6    $117.8    $1,173.4    $961.8
Other operating income      213.1     174.9    107.8      96.5      38.5      39.5       359.4     310.9
Provision for loan losses   149.6     114.4    (62.2)    (49.7)        -         -        87.4      64.7
Other operating expenses    503.3     410.7    222.9     208.0      55.2      38.1       781.4     656.8
Income before taxes         219.6     165.9    334.5     266.1     109.9     119.2       664.0     551.2

Average assets               12.2       7.0     8.8        7.8       8.0       6.0        29.0      20.8
Average liabilities and
 equity                      14.3      10.1     5.3        4.1       9.4       6.6        29.0      20.8
========================================================================================================


The Company has identified two major business segments, consumer and commercial banking, for purposes of management reporting. The consumer business operates a full-service consumer franchise encompassing branch banking, credit cards, mortgage banking and private banking. The commercial banking business operates a diversified range of wholesale banking services emphasizing global capabilities to local, regional and national corporate customers, financial institutions and government entities. The other category includes the Company's investment securities portfolio, selected special charges and earnings on capital.

The business segment results show the financial performance of these segments. The results are determined based on the Company's management accounting process which assigns balance sheet and income statement items to the respective business units. Expenses of the business units include all direct costs and allocations of indirect costs.

The consumer business was favorably impacted by growth in residential mortgages and deposits. The increase in residential mortgages and deposits from 1996 includes the result of recent acquisition activity, particularly First Federal. Earnings from consumer business were negatively affected by the increase in credit card charge offs in 1997 compared with 1996. The earnings of the commercial business increased in 1997 from 1996 as a result of increased balances outstanding and improved credit quality of the portfolio.

In June 1997, the Financial Accounting Standards Board issued FAS 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). The provisions of FAS 131 require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports. FAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance and for which discrete financial information is available. FAS 131 is effective for fiscal years beginning in 1998. The Company is currently evaluating the impact of FAS 131 on the disclosures of line of business results included in its financial reports.

B A L A N C E   S H E E T   R E V I E W

Risk Management


The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole. It is responsible for the review of all risks associated with significant new products and activities and their primary internal controls prior to implementation. The spectrum of risks includes, but is not limited to, liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Policy Committee manages the details of liquidity and market risk. The management of credit risk is further discussed on page 20.

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

The Bank has a wide range of available techniques for implementing asset-liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined trading and balance sheet position limits.

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $300 million at December 31, 1997. Wholesale liabilities increased to $7,133 million at December 31, 1997 from $4,267 million a year ago primarily to fund increased money market assets. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.

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

To help manage the risks associated with the effects of changes in interest rates, and to optimize net interest income within the ranges of interest rate risk that the Company's management considers acceptable, the Company maintains a portfolio of off-balance sheet derivative financial instruments. Consisting principally of interest rate swaps and futures contracts, these derivative financial instruments mitigate interest rate risk by altering the repricing characteristics of certain on-balance sheet assets and liabilities.

The Company employs a combination of risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis and gap analysis to analyze the sensitivity of its earnings and capital positions to changes in interest rates. These risk assessment techniques are comprehensive, in that they include all on-balance sheet and off-balance sheet items. In dynamic simulation modeling, our primary focus, reaction to a range of positive and negative interest rate movements is projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. Patterns of certain asset and liability movements can be reasonably estimated based upon available historical data.

Interest Rate Sensitivity


The following table shows the repricing structure of assets and liabilities as of December 31, 1997.  For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity.  The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates.  Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.
-------------------------------------------------------------------------------------------------------
                                                              Interest Bearing Funds
                                     Noninterest    ----------------------------------------
                                         Bearing       0-90     91-180    181-365     Over 1
December 31, 1997                          Funds       Days       Days       Days       Year      Total
-------------------------------------------------------------------------------------------------------
                                                                    in millions
Assets                                   $ 1,776    $13,640     $2,513     $2,649    $10,940    $31,518
Liabilities and shareholder's equity       6,985     13,289      2,279      2,523      6,442     31,518
-------------------------------------------------------------------------------------------------------
                                          (5,209)       351        234        126      4,498
Effect of derivative contracts                 -     (3,116)       550        (50)     2,616
-------------------------------------------------------------------------------------------------------
Gap position                             $(5,209)   $(2,765)    $  784     $   76    $ 7,114
=======================================================================================================


Liabilities and shareholder's equity at year-end 1997 include time deposits of $100,000 or more with maturity dates as follows: $1,074 million, 0-90 days; $507 million, 91-180 days; $213 million, 181-365 days, and $119 million over 1 year.

The position associated with derivative contracts has increased from prior years reflecting a program of receive fix derivative additions designed to reduce exposure to declines in interest rates.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 28 and 29 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.


Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

-----------------------------------------------------------------------------
                                               One       Over One        Over
                                              Year        Through        Five
December 31, 1997                          or Less     Five Years       Years
-----------------------------------------------------------------------------
                                                      in millions
Domestic:
    Construction loans                      $  168         $  152      $   39
    Mortgage loans                             267            740         869
    Other business and financial             3,423          1,957         431
International                                  263             22         324
-----------------------------------------------------------------------------
Total                                       $4,121         $2,871      $1,663
=============================================================================
Loans with fixed or predetermined
 interest rates                             $1,406         $1,538      $  736
Loans having floating or adjustable
 interest rates                              2,715          1,333         927
-----------------------------------------------------------------------------
Total                                       $4,121         $2,871      $1,663
=============================================================================

The table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year-end 1997.


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


The following table is an analysis of securities at the end of each of the last three years.

-----------------------------------------------------------------------------
December 31,                                    1997         1996        1995
-----------------------------------------------------------------------------
                                                      in millions
Available for sale:
  U.S. Treasury                               $2,433       $2,275      $1,715
  U.S. Government agency obligations           1,109          374         618
  Other debt securities                          280          149         202
  Equity securities                              177           72          79
-----------------------------------------------------------------------------
Total                                         $3,999       $2,870      $2,614
=============================================================================


The following table reflects the distribution of maturities of debt securities held in the available for sale portfolio at year-end 1997 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 1997. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates. Equity securities include Federal Reserve Bank and Federal Home Loan Bank stock totaling $147 million at December 31, 1997.



Securities - Contractual Final Maturities and Yield

-------------------------------------------------------------------------------------------------
                             Within            After One         After Five          After
Taxable                        One             but Within        but Within           Ten
equivalent                     Year            Five Years        Ten Years           Years
basis                     Amount   Yield     Amount   Yield    Amount  Yield     Amount  Yield
-------------------------------------------------------------------------------------------------
                                                        in millions
Available for sale:
  U.S. Treasury             $570    5.54%    $1,812    5.94%     $ 51    5.91%     $  -       -%
  U.S. Gov't agency           72    6.37        181    8.68       276    6.46       580    6.94
  Other debt securities        -       -         43    6.19       136    5.73       101    8.78
------------------------------------------------------------------------------------------------
Total fair value            $642    5.63%    $2,036    6.19%     $463    6.19%     $681    7.22%
------------------------------------------------------------------------------------------------
Total amortized cost        $638             $2,013              $460              $672
================================================================================================


The maturity distribution of U.S. Government agency obligations and other securities which include asset-backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and estimated prepayments. Based on the anticipated cash flows, the total maturity distributions for the portfolio would be $888 million, $2,433 million, $324 million and $177 million for within one year, after one but within five years, after five years but within ten years and after ten years, respectively.

Credit Risk Management


The credit policy function is centralized under the control of the Chief Credit Officer. The structure is designed to emphasize credit decision accountability, optimize credit quality, facilitate control of credit policies and procedures and encourage consistency in the approach to, and management of, the credit process throughout the Company.

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


Loans Outstanding


The following table provides a breakdown of major loan categories as of year end for the past five years. The acquisition of assets acquired from First
Federal in 1997 included a commercial mortgage portfolio of approximately $400 million and a residential mortgage portfolio of $5.1 billion, and East River
Savings Bank in 1996 included a commercial mortgage portfolio of $600 million and a residential mortgage portfolio of $300 million. With respect to other business and financial commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at
December 31, 1997.
---------------------------------------------------------------------------------------------------
                                               1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------------
                                                                   in millions
Domestic:
  Commercial:
   Construction loans                       $   359     $   396     $   428     $   480     $   730
   Mortgage loans                             1,876       1,689         999         931         915
   Loans and advances to affiliates              40          96         343         302         160
   Other business and financial               5,771       4,998       4,865       4,993       5,072
  Consumer:
   Residential mortgages                     10,008       3,632       3,080       2,738       2,356
   Credit card receivables                    1,780       1,939       1,844       1,656       1,521
   Other consumer loans                       1,179       1,433       1,472       1,406       1,250
---------------------------------------------------------------------------------------------------
                                             21,013      14,183      13,031      12,506      12,004
---------------------------------------------------------------------------------------------------
International:
  Government and official institutions          345         359         373         383         381
  Banks and other financial institutions         65          95         284         191          25
  Commercial and industrial                     199          55          84          54         111
---------------------------------------------------------------------------------------------------
                                                609         509         741         628         517
---------------------------------------------------------------------------------------------------
Total loans                                 $21,622     $14,692     $13,772     $13,134     $12,521
===================================================================================================


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


Risk Elements in the Loan Portfolio at Year End
--------------------------------------------------------------------------------------------
                                             1997      1996      1995       1994       1993
--------------------------------------------------------------------------------------------
                                                             in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                            $ 129     $ 176     $ 170     $  365     $  595
    Other domestic loans                      181       181       298        696        525
--------------------------------------------------------------------------------------------
      Subtotal                                310       357       468      1,061      1,120
  International                                 1         -         -          -          -
--------------------------------------------------------------------------------------------
Total nonaccruing loans                       311       357       468      1,061      1,120
Restructured accruing loans                     6        25        13         10          -
--------------------------------------------------------------------------------------------
Total nonaccruing and restructured loans      317       382       481      1,071      1,120
Other real estate                               8        13        65        144        217
Owned assets                                    4         1        45          8         32
--------------------------------------------------------------------------------------------
Total nonaccruing and restructured loans,
 other real estate and owned assets         $ 329     $ 396     $ 591     $1,223     $1,369

============================================================================================
Ratios:
  Nonaccruing and restructured
   loans to total loans                     1.47%      2.60%     3.50%      8.16%      8.95%
  Nonaccruing loans, restructured loans,
   other real estate and owned assets
   to total assets                          1.04       1.68      2.88       6.40       6.74
--------------------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):
  Residential real estate mortgages        $   1      $  12     $  15     $   18     $   12
  Credit card receivables                     33         35        22          9         12
  Other consumer loans                        10         12        14         11         12
  All other                                   13         16         9         17         25
--------------------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                       $  57      $  75     $  60     $   55     $   61
============================================================================================


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

Nonaccruing loans at December 31, 1997 totaled $311 million compared with $357 million a year ago. The reduced level of nonaccruing loans resulted from aggressive management of problem credits as well as improvement in the domestic economy. During 1995 the Company adopted an aggressive strategy of accelerating the timing of gaining title to and/or disposing of problem credits, primarily related to medical instrument and aircraft lending. The majority of the decline in nonaccruing loans at December 31, 1996 compared with year ends 1995 and 1994 occurred in this portfolio. Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $34 million, $76 million and $70 million at December 31, 1997, 1996 and 1995, respectively.

Of the nonaccruing loans at December 31, 1997 over 30% are less than 30 days past due as to cash payment of principal and interest. Cash payments received on loans on nonaccruing status during 1997, or since loans were placed on nonaccruing status, whichever was later, totaled $63 million, $42 million of which was recorded as interest income and $21 million as reduction of loan principal.


Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for loan losses according to an established delinquency schedule. Higher credit card delinquencies (charged off when 180 days delinquent) during 1997 resulted in increased net charge offs associated with this portfolio compared with prior years.

The Company identified impaired loans totaling $153 million at December 31, 1997 of which $54 million had an allocation from the allowance of $21 million. At December 31, 1996, the Company had identified impaired loans of $258 million, of which $61 million had an allocation from the allowance of $24 million. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans so identified are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Other Problem Assets


In situations where loans are secured by real estate or other assets and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. When property is so acquired, the lower of cost or fair value (including cost to dispose) is reported on the balance sheet in other assets. Any part of the loan exceeding the value of the property at the time of transfer is charged against the loan loss allowance. Subsequent decreases in fair value are included in other real estate and owned asset (income) expense.

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



Foreign Country Outstandings Which Exceed .75% of Total Assets
----------------------------------------------------------------------------
                                    Banks and
                                        Other        Commercial
                                    Financial               and
                                 Institutions        Industrial        Total
-----------------------------------------------------------------------------
                                                    in millions
December 31, 1997: *
  Canada                                 $170              $ 82         $252
  France                                  267                 -          267
  Japan                                   268                 -          268
  Netherlands                             231                28          259
  United Kingdom                           56               185          241
December 31, 1996: *
  Canada                                  208               108          316
  Switzerland                             178                 -          178
  United Kingdom                           93               219          312
December 31, 1995: *
  Canada                                   90                70          160
  France                                  345                31          376
  Japan                                   290                 -          290
=============================================================================

* The table excludes bonds issued by the United Mexican States and the Republic of Venezuela whose outstanding principal amounts are collateralized by zero-coupon U.S. Treasury securities that will accrete to a face value at maturity equal to that of the underlying bonds. They are known as "Brady bonds." The fair value of such collateral for the $188 million of 6.25%
Mexican bonds due 2019 was approximately $34 million at year end 1997.
Interest payments are partially secured by cash equivalent instruments for an 18 month period. The fair value of such collateral for the $166 million book value ($177 million face value) of 6.75% Venezuelan bonds due 2020 was approximately $30 million at year end 1997. Interest payments are partially secured by cash equivalent instruments for a 14 month period. The Mexican and Venezuelan bonds had an aggregate fair value of $311 million at December 31, 1997.



Allowance for Loan Loss and Charge Offs


At year-end 1997, the allowance was $409.4 million, or 1.89% of total loans, compared with $418.2 million, or 2.85% of total loans, a year ago.
Contributing to the decrease in the allowance to total loan ratio was the
First Federal acquisition which added approximately $5.1 billion in residential mortgages.  These loans generally require lower allowance levels.
The ratio of the allowance to nonaccruing loans was 131.62% at December 31,
1997 compared with 116.98% a year earlier.  The Company's nonaccruing loans were reduced to $311 million at December 31, 1997 from $357 million at
December 31, 1996.
---------------------------------------------------------------------------------------------
                                        1997        1996        1995        1994        1993
---------------------------------------------------------------------------------------------
                                                           in millions
Total loans at year end              $21,622     $14,692     $13,772     $13,134     $12,521
Average total loans                   20,049      13,905      13,200      12,714      12,469

Allowance for loan losses:
 Balance at beginning of year        $ 418.2     $ 477.5     $ 531.5     $ 524.3     $ 700.9
 Allowance related to acquired
   businesses                           40.3         3.4          .4         1.2           -
Charge offs:
 Commercial:
  Construction loans                       -           -        44.4        68.8       111.5
  Mortgage loans                           -           -          .5        14.8        26.3
  Other business and financial          28.3        69.8       174.8        92.2       142.4
 Consumer:
  Credit card receivables              129.9        91.7        53.8        50.5        40.4
  Residential mortgages                  7.7         2.6         2.0         7.3        20.0
  Other consumer loans                  20.8        17.4        10.3        10.2        17.8
---------------------------------------------------------------------------------------------
Total charge offs                      186.7       181.5       285.8       243.8       358.4
---------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction loans                      -         1.1        11.9        10.7         4.8
   Mortgage loans                          -           -           -           -           -
   Other business and financial         31.3        38.3        29.8        53.6        46.2
 Consumer:
   Credit card receivables              13.2         9.2         8.3         8.3        10.0
   Residential mortgages                 1.8         1.3          .8         1.1         1.4
   Other consumer loans                  3.9         4.2         5.3         7.4        10.9
---------------------------------------------------------------------------------------------
Total recoveries                        50.2        54.1        56.1        81.1        73.3
---------------------------------------------------------------------------------------------
Total net charge offs                  136.5       127.4       229.7       162.7       285.1
---------------------------------------------------------------------------------------------
Provision charged to income             87.4        64.7       175.3       168.7       108.5
---------------------------------------------------------------------------------------------
Balance at end of year               $ 409.4     $ 418.2     $ 477.5     $ 531.5     $ 524.3
---------------------------------------------------------------------------------------------
Allowance ratios:
 Total net charge offs to
  average loans                          .68%        .92%       1.74%       1.28%       2.29%
 Year-end allowance to:
   Year-end total loans                 1.89        2.85        3.47        4.05        4.19
   Year-end total nonaccruing loans   131.62      116.98      101.95       50.08       46.79
=============================================================================================


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

The loan loss allowance is considered by management to be a general allowance available to cover loan losses within the entire portfolio. The classifications within the table below are based on management's current assessment of the loss potential associated with specific loans and elements of the portfolio. Allocation is especially problematical because of the difficulties inherent in predicting and evaluating the impact of economic events on fully performing loans, work-outs and previously charged off loans. Amounts allocated to consumer loans represent estimates of charge offs based on formulas appropriate to the type of loan. Management cautions that the loan loss allowance allocation does not necessarily represent the total amount which may be available for actual future losses in any one or more of the categories. Management is of the opinion that the loan loss allowance as of December 31, 1997 is adequate as a general allowance.

Effective January 1, 1995, allowances are established against impaired loans equal to the difference between the recorded investment in the asset and the present value of the cash flows to be received or the fair value of the collateral, if the loan is collateral dependent. The allowance for loan losses did not change as a result of this establishment.


Allocation of Allowance for Loan Loss

                                      1997             1996             1995              1994               1993
                           ---------------------------------------------------------------------------------------
                                      % of             % of             % of              % of               % of
                                     Loans            Loans            Loans             Loans              Loans
                                        to               to               to                to                 to
                                     Total            Total            Total             Total              Total
                            Amount   Loans   Amount   Loans   Amount   Loans    Amount   Loans    Amount    Loans
------------------------------------------------------------------------------------------------------------------
                                                                in millions
Domestic:
 Commercial:
  Construction loans          $  5      1.7     $  2     2.7     $  3     3.1     $ 40     3.7      $ 56      5.8
  Mortgage loans                26      8.7       19    11.5       10     7.3       12     7.1        10      7.3
  Other business                53     26.9       75    34.7      149    37.8      221    40.3       186     41.8
 Consumer:
   Credit card receivables      60      8.2       55    13.2       40    13.4       42    12.6        47     12.2
   Residential mortgages        30     46.3        7    24.7        6    22.3        5    20.8         3     18.8
   Other consumer               17      5.4        9     9.8        8    10.7        7    10.7        11     10.0
International                   26      2.8       26     3.4       28     5.4        2     4.8         1      4.1
Unallocated                    192        -      225       -      234       -      202       -       210        -
------------------------------------------------------------------------------------------------------------------
Total                         $409    100.0     $418   100.0     $478   100.0     $531   100.0      $524    100.0
==================================================================================================================


Capital Resources


Total shareholders' equity at year-end 1997 was $2,039 million, compared with $1,973 million at year-end 1996. The equity base was increased by $471.0 million from net income and $18.5 million from the change in net unrealized gains on securities available for sale, and reduced by $325 million for common shareholder dividends paid to HSBC Holdings B.V., $98 million for the redemption of preferred stock and $1.5 million for preferred shareholder dividends. The capital contribution from the parent of $1.1 million relates to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate.

The ratio of shareholders' equity to total year-end assets was 6.47% at December 31, 1997 compared with 8.35% at December 31, 1996.


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

The guidelines include the concept of Tier 1 capital and total capital.
Tier 1 capital is essentially common equity, excluding net unrealized gain
(loss) on securities available for sale and goodwill, plus certain types of preferred stock including the $400 million of guaranteed mandatorily redeemable preferred securities issued by subsidiaries of the Company in 1996 and 1997. Total capital includes Tier 1 capital and other forms of capital such as the allowance for loan losses, subject to limitations, and subordinated debt. The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital.

The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

Under these guidelines, the Company's total risk adjusted assets and off-balance sheet items at December 31, 1997 were approximately $21.8 billion. Tier 1 capital was $2.0 billion and total capital was $2.9 billion resulting in risk adjusted capital ratios of 9.36% at the Tier 1 level and 13.38% at the total capital level. These ratios compared with 11.92% at the Tier 1 level and 17.00% at the total capital level at December 31, 1996.

Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 1997, the Company had a 6.68% leverage ratio compared with 9.54% at December 31, 1996.

The acquisition of First Federal was a major factor reducing the capital ratios at December 31, 1997 from those at December 31, 1996 as the acquisition was a cash purchase. Although the ratios have declined, they remain well above U.S. regulatory requirements for well-capitalized institutions.

The bank regulators have amended their risk-based capital guidelines to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk that relates to the Company's trading activities including off-balance sheet derivative contracts associated with trading activities. The market risk rules are not effective until 1998 and will only apply to institutions with significant trading activities. It is currently estimated that the new rules will not significantly affect the risk-based capital ratios of the Company.

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk adjusted assets.

Forward-Looking Statements


The information relating to the Year 2000 and the section that follows, Quantitative and Qualitative Disclosures About Market Risk, contain certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results discussed in these forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk


In consideration of the degree of interest rate risk inherent in the banking industry, the Company has implemented interest rate risk management policies designed to meet performance objectives within defined risk/safety parameters. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, and capital at risk analysis are employed. The combination of these tools enables management to identify and assess the potential impacts of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. The overall institutional interest rate risk limit is expressed in terms of the Present Value of a Basis Point or PVBP, which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional limit is plus or minus $1 million, which includes distinct limits associated with trading portfolio activities and off balance sheet instruments. Thus, for a one basis point change in rates, the policy dictates that the value of the balance sheet shall not change by more than $1 million. As of December 31, 1997, the Company had a position of $.9 million PVBP.

In addition to the above mentioned limits, the Company's Asset and Liability Policy Committee monitors, on a monthly basis, the impact of a number of interest rate scenarios on net interest income. These scenarios include both rate shock scenarios which assume immediate market rate movements of +/- 100 and 200 basis points, as well as rate change scenarios in which rates rise or fall by 200 basis points over a twelve month period. Simulations are also performed for other relevant interest rate scenarios including changes in the shape of the yield curve or in competitive pricing policies. Net interest income under the various scenarios is reviewed over a twelve month period, as well as over a three year period. The simulations capture the effects of the timing of the repricing of all on-balance sheet assets and liabilities, as well as all off-balance sheet positions such as interest rate swaps, futures and option contracts. Additionally, the simulations incorporate any behavioral aspects such as prepayment sensitivity under various scenarios.

For purposes of simulation modeling, base case earnings reflect the existing balance sheet composition, with balances generally maintained at current levels by the anticipated reinvestment of expected runoff. These balance sheet levels will however, factor in specific known or likely changes including material increases, decreases or anticipated shifts in balances due to management actions. Current rates and spreads are then applied to produce base case earnings estimates on both a twelve month and three year time horizon. Rate shocks are then modeled and compared to base earnings (earnings at risk), and include behavioral assumptions as dictated by specific scenarios relating to such factors as prepayment sensitivity and the tendency of balances to shift among various products in different rate environments.

Utilizing these modeling techniques, an immediate hypothetical 100 basis point parallel rise and fall in the yield curve on January 1, 1998, would decrease projected 1998 net interest income by $10.0 million and $19.0 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income by $37.0 million and $34.0 million, respectively. Note that these projections include all assets and liabilities, including those in the trading portfolio, although the effect of the trading portfolio on these amounts is immaterial.

The projections also reflect the effect of the noted changes in interest rates without taking into consideration complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Management of Primary Market Risk Exposures


The primary market risk exposure to the Company's earnings lies in sudden and drastic shifts in interest rates, with exposure to other market factors such as exchange rates being minimal. The management of this interest rate risk is undertaken with the overall objective of meeting the Company's performance objective within defined risk/safety parameters. The strategies developed reflect the goal of minimizing exposure to upward and downward movements in rates. These strategies entail the use of both on- and off-balance sheet instruments to effectively mitigate the risk inherent in the Company's balance sheet.

The acquisition of First Federal in March 1997 has had the effect of increasing residential mortgage outstandings and mortgage servicing rights as a percentage of the overall balance sheet. As a result, one of the predominant risks facing the Company has been the increased exposure to accelerated prepayment speeds in the mortgage portfolio that may result from significant declines in the level of interest rates. In anticipation of this increased exposure to falling rates, a program using a combination of both on- and off-balance sheet instruments designed to increase levels of fixed rate assets that will gain in value as rates decline was instituted in 1997. The overall result of this program has been to increase base earnings and to decrease potential benefits from higher rates in return for less exposure to falling rates. The Company's interest rate risk position continues to be actively monitored.

Material changes to the overall risks and strategies of the institution are not anticipated, but may occur as a result of changes in the marketplace.

Trading Activities


The Company's trading portfolio has distinct limits pertaining to permissible investments, interest rate risk exposure, stop loss, foreign exchange, options, balance sheet size and product concentrations. The stop loss limits are $1 million daily, $2 million monthly, and $4 million annually. "Stop loss" refers to the maximum amount of loss that may be incurred before sale of the items causing the loss is required.


Item 8. Financial Statements and Supplementary Data


                                               Page

Report of Management                             32

Report of Independent Auditors                   33

HSBC Americas, Inc.:
  Consolidated Balance Sheet                     34
  Consolidated Statement of Income               35
  Consolidated Statement of Changes in
   Shareholders' Equity                          36
  Consolidated Statement of Cash Flows           37

Marine Midland Bank:
  Consolidated Balance Sheet                     38

Summary of Significant Accounting Policies       39

Notes to Financial Statements                    43





R E P O R T  O F  M A N A G E M E N T

Management of HSBC Americas, Inc. is responsible for the integrity of the financial information presented in this annual report. Management has prepared the financial statements in conformity with generally accepted accounting principles. In preparing the financial statements, management makes judgments and estimates of the expected effect of unsettled transactions and events that are accounted for or disclosed.

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




R E P O R T  O F  I N D E P E N D E N T  A U D I T O R S

The Board of Directors and Shareholders of
HSBC Americas, Inc.

We have audited the accompanying consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1997, and the accompanying consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Americas, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, and the financial position of Marine Midland Bank and subsidiaries as of December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ KPMG PEAT MARWICK LLP

Buffalo, New York
January 23, 1998



                                                    HSBC Americas, Inc. 1997
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1997            1996
------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $    928,691    $    967,249
Interest bearing deposits with banks                2,643,010       1,933,036
Federal funds sold and securities
 purchased under resale agreements                    497,992       1,841,863
Trading assets                                        979,454         891,546
Securities available for sale                       3,998,773       2,870,075
Loans                                              21,622,232      14,691,916
Less - allowance for loan losses                      409,409         418,159
------------------------------------------------------------------------------
      Loans, net                                   21,212,823      14,273,757
Premises and equipment                                225,753         189,795
Accrued interest receivable                           233,849         175,326
Intangible assets                                     481,953         192,355
Other assets                                          315,275         294,753
------------------------------------------------------------------------------
Total assets                                     $ 31,517,573    $ 23,629,755
==============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  4,195,248    $  4,315,447
  Interest bearing                                 15,981,866      11,621,213
Interest bearing deposits in foreign offices        2,640,050       1,773,159
------------------------------------------------------------------------------
      Total deposits                               22,817,164      17,709,819
Short-term borrowings                               4,202,175       2,481,342
Interest, taxes and other liabilities                 751,217         385,434
Long-term debt                                      1,708,064       1,080,183
------------------------------------------------------------------------------
Total liabilities                                  29,478,620      21,656,778
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 22 and 23)
Shareholders' equity
Preferred stock (Note 13)                                   -          98,063
Common shareholder's equity
  Common stock, $5 par; Authorized - 1,100 shares
                        Issued - 1,001 shares               5               5
  Capital surplus                                   1,804,527       1,803,427
  Retained earnings                                   205,112          60,630
  Net unrealized gain on securities
   available for sale, net of taxes                    29,309          10,852
------------------------------------------------------------------------------
      Total common shareholder's equity             2,038,953       1,874,914
------------------------------------------------------------------------------
Total shareholders' equity                          2,038,953       1,972,977
------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 31,517,573    $ 23,629,755
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                    HSBC Americas, Inc. 1997
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


Year Ended December 31,                  1997            1996            1995
------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                            $ 1,732,705     $ 1,278,681     $ 1,213,929
 Securities                           218,977         187,539         145,000
 Trading assets                        58,796          51,231          33,965
 Deposits with banks                   98,750          65,439          60,725
 Federal funds sold and securities
   purchased under resale agreements   51,786          28,831          34,906
------------------------------------------------------------------------------
Total interest income               2,161,014       1,611,721       1,488,525
------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                 583,904         412,679         391,808
  In foreign offices                   95,150          68,773          72,733
 Short-term borrowings                196,727         120,873          81,426
 Long-term debt                       111,848          47,628          50,396
------------------------------------------------------------------------------
Total interest expense                987,629         649,953         596,363
------------------------------------------------------------------------------
Net interest income                 1,173,385         961,768         892,162
Provision for loan losses              87,400          64,750         175,292
------------------------------------------------------------------------------
Net interest income, after
  provision for loan losses         1,085,985         897,018         716,870
------------------------------------------------------------------------------
Other operating income
 Trust income                          42,887          41,155          46,724
 Service charges                      103,975          89,856          85,051
 Mortgage servicing income             21,610          15,074          16,217
 Other fees and commissions           134,781         116,057         120,905
 Trading revenues                       6,166           3,779           5,399
 Other income                          50,006          45,022          40,609
------------------------------------------------------------------------------
Total other operating income          359,425         310,943         314,905
------------------------------------------------------------------------------
                                    1,445,410       1,207,961       1,031,775
------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits       397,966         352,134         354,179
 Net occupancy expense                 90,989          78,541          76,356
 Other expenses                       292,505         226,098         265,315
------------------------------------------------------------------------------
Total other operating expenses        781,460         656,773         695,850
------------------------------------------------------------------------------
Income  before taxes                  663,950         551,188         335,925
Applicable income tax expense         193,000         171,000          52,341
------------------------------------------------------------------------------
Net income                        $   470,950     $   380,188     $   283,584
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                 HSBC Americas, Inc. 1997
-----------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S '   E Q U I T Y



                                                1997        1996        1995
-----------------------------------------------------------------------------
                                                       in thousands
Preferred stock
Balance, January 1,                      $    98,063 $    98,063 $    98,063
Redemption of stock                          (98,063)          -           -
-----------------------------------------------------------------------------
Balance, December 31,                              -      98,063      98,063
-----------------------------------------------------------------------------
Common stock
Balance, January 1,                                5           5           5
-----------------------------------------------------------------------------
Balance, December 31,                              5           5           5
-----------------------------------------------------------------------------
Capital surplus
Balance, January 1,                        1,803,427   1,803,094   1,920,777
Capital contribution from parent               1,100         333           -
Return of capital to parent                        -           -    (117,683)
-----------------------------------------------------------------------------
Balance, December 31,                      1,804,527   1,803,427   1,803,094
-----------------------------------------------------------------------------
Retained earnings (accumulated deficit)
Balance, January 1,                           60,630    (233,686)   (361,397)
Net income                                   470,950     380,188     283,584
Cash dividends declared:
  $5.50 cumulative preferred stock               (30)       (122)       (122)
  Adjustable rate cumulative preferred
    stock                                     (1,438)     (5,750)     (5,751)
  Common stock                              (325,000)    (80,000)   (150,000)
-----------------------------------------------------------------------------
Balance, December 31,                        205,112      60,630    (233,686)
-----------------------------------------------------------------------------
Net unrealized gain on securities
  available for sale, net of taxes
Balance, January 1,                           10,852      29,390           -
Effect of transfer of securities held
  to maturity to securities available
  for sale                                         -           -      29,390
Net change in unrealized gains                18,457     (18,538)          -
-----------------------------------------------------------------------------
Balance, December 31,                         29,309      10,852      29,390
-----------------------------------------------------------------------------
Total shareholders' equity,
    December 31,                         $ 2,038,953 $ 1,972,977 $ 1,696,866
=============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                 HSBC Americas, Inc. 1997
------------------------------------------------------------------------------------------
C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S


Year Ended December 31,                                    1997         1996         1995
------------------------------------------------------------------------------------------
                                                                  in thousands
Cash flows from operating activities
  Net income                                        $   470,950  $   380,188  $   283,584
  Adjustments to reconcile net income to net cash
  provided (used) by operating activities
       Depreciation, amortization and deferred taxes    109,988      103,055       (6,743)
       Provision for loan losses                         87,400       64,750      175,292
       Net change in other accrual accounts             124,141       73,698     (424,005)
       Net change in loans originated for sale          (16,797)     325,109      (88,853)
       Net change in trading assets                     (93,542)    (270,047)    (202,610)
       Other, net                                       (45,028)     (49,107)     (28,469)
------------------------------------------------------------------------------------------
 Net cash provided (used) by operating activities       637,112      627,646     (291,804)
------------------------------------------------------------------------------------------
Cash flows from investing activities
  Net change in interest bearing deposits with banks   (709,974)    (218,875)    (182,054)
  Net change in short-term investments                1,371,872     (378,485)      81,737
  Purchases of securities                            (2,193,729)    (956,647)  (1,192,103)
  Sales of securities                                 1,364,331       89,780       61,852
  Maturities of securities                              579,710      650,584      665,172
  Net change in credit card receivables                (101,372)    (181,915)    (234,858)
  Net change in other short-term loans                  (51,067)      43,540      (74,725)
  Net originations and maturities of long-term loans   (952,442)    (172,860)    (698,367)
  Expenditures for premises and equipment               (40,400)     (32,605)     (24,906)
  Net cash used in acquisitions, net
   of cash acquired                                    (607,388)     (40,094)           -
  Other, net                                             54,569       85,803      523,648
------------------------------------------------------------------------------------------
 Net cash used by investing activities               (1,285,890)  (1,111,774)  (1,074,604)
------------------------------------------------------------------------------------------
Cash flows from financing activities
  Net change in deposits                                680,151      (21,173)   1,549,122
  Net change in short-term borrowings                   557,011      (56,768)     282,221
  Issuance of long-term debt                                  -      297,522            -
  Repayment of long-term debt                          (527,043)    (125,000)         (47)
  Guaranteed mandatorily redeemable preferred
   securities of subsidiaries                           200,000      200,000            -
  Capital contributions                                   1,101          333     (117,683)
  Redemption of preferred stock                         (98,063)           -            -
  Dividends paid                                       (202,937)     (85,872)    (155,873)
------------------------------------------------------------------------------------------
 Net cash provided by financing activities              610,220      209,042    1,557,740
------------------------------------------------------------------------------------------
Net change in cash and due from banks                   (38,558)    (275,086)     191,332
Cash and due from banks at beginning of year            967,249    1,242,335    1,051,003
------------------------------------------------------------------------------------------
Cash and due from banks at end of year              $   928,691  $   967,249  $ 1,242,335
==========================================================================================
Cash paid for:  Interest                            $   941,851  $   638,997  $   592,194
                Income taxes                            173,930       76,788      185,453
Non-cash activities
     Dividends declared but unpaid                      125,000        1,468        1,468
     Transfers of securities held to maturity
       to available for sale                                  -            -    2,535,262
     Fair value of liabilities assumed in
       acquisitions                                   6,665,279    2,413,110            -
------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


                                                    Marine Midland Bank 1997
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1997            1996
------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $    928,754    $    967,217
Interest bearing deposits with banks                2,571,410       1,867,936
Federal funds sold and securities
 purchased under resale agreements                    497,992       1,841,863
Trading assets                                        979,453         891,546
Securities available for sale                       3,968,838       2,841,138
Loans                                              21,550,115      14,572,835
Less - allowance for loan losses                      407,355         415,972
------------------------------------------------------------------------------
      Loans, net                                   21,142,760      14,156,863
Premises and equipment                                225,646         189,689
Intangible assets                                     479,713         187,259
Accrued interest receivable                           232,874         174,321
Other assets                                          288,181         255,471
------------------------------------------------------------------------------
Total assets                                     $ 31,315,621    $ 23,373,303
==============================================================================

Liabilities
Deposits in domestic offices:
  Noninterest bearing                            $  4,091,216    $  4,242,772
  Interest bearing                                 15,981,866      11,621,213
Interest bearing deposits in foreign offices        3,834,827       3,036,069
------------------------------------------------------------------------------
      Total deposits                               23,907,909      18,900,054
Short-term borrowings                               3,354,745       1,724,709
Interest, taxes and other liabilities                 746,501         409,868
Long-term debt                                      1,083,561         430,642
------------------------------------------------------------------------------
Total liabilities                                  29,092,716      21,465,273
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 22 and 23)
Shareholder's equity
Common shareholder's equity
  Common stock, $100 par; Authorized - 2,250,000 shares
            Issued - 2,050,000 and 1,850,000 shares   205,000         185,000
  Capital surplus                                   1,984,326       1,905,398
  Retained earnings (accumulated deficit)               8,678        (191,514)
  Net unrealized gain on securities
   available for sale, net of taxes                    24,901           9,146
------------------------------------------------------------------------------
Total shareholder's equity                          2,222,905       1,908,030
------------------------------------------------------------------------------
Total liabilities and shareholder's equity       $ 31,315,621    $ 23,373,303
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

The following is a description of the significant policies and practices.

Principles of Consolidation


The financial statements of the Company and the Bank are consolidated with those of their respective wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Investments in companies in which the percentage of ownership is at least 20%, but not more than 50%, are accounted for under the equity method and are included in other assets in the consolidated balance sheets.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities


Effective January 1, 1997, the Company generally adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125). The Financial Accounting Standards Board delayed the effective date of certain of the provisions until January 1, 1998. FAS 125 established criteria for determining whether transfers of financial assets represent sales or secured borrowings that focus on the concept of control. The prospective adoption of FAS 125 in 1997 did not have a material effect on the Company's financial position or results of operations. Further, the Company does not expect the adoption of the delayed provisions will have a material effect on its financial position or results of operation.

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

Loans


Loans are stated at their principal amount outstanding, net of unearned income, purchase premium, unamortized nonrefundable fees and related direct loan origination costs. Loans held for sale are carried at the lower of aggregate cost or market value. Interest income is recorded based on methods that result in level rates of return over the terms of the loans.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Restructured loans are loans for which the original contractual terms have been modified to provide for terms that are less than the Company would be willing to accept for new loans with comparable risk because of a deterioration in the borrowers' financial condition. Interest on these loans is accrued at the renegotiated rates.

Loan Fees


Nonrefundable fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The amortization of net deferred fees and costs are recognized in interest income, generally by the interest method, based on the estimated lives of the loans. Nonrefundable fees related to lending activities other than direct loan origination are recognized as other income over the period the related service is provided. This includes fees associated with the issuance of loan commitments where the likelihood of the commitment being exercised is considered remote. In the event of the exercise of the commitment, the remaining unamortized fee is recognized in interest income over the loan term using the interest method. Other credit-related fees, such as standby letter of credit fees, loan syndication and agency fees and annual credit card fees are recognized as other operating income over the period the related service is performed.

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

Mortgage Servicing Rights


Mortgage servicing rights (MSRs) represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets. As originated or purchased loans are sold or securitized, their total cost is allocated between MSRs and the loans, based on relative fair values.

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve (prior to January 1, 1996 through direct writedowns), MSRs are stratified based upon interest rates and whether or not such rates are fixed or variable and other loan characteristics. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.

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



Derivative Financial Instruments


The Company uses a variety of derivative instruments to manage interest rate risk. These derivative instruments follow either the synthetic alteration or hedge model of accounting. Interest rate risk is managed by achieving a mix of derivative instruments and balance sheet assets and liabilities deemed consistent and desirable given expectations of interest rate movements, balance sheet changes and risk management strategies.

Under the synthetic alteration accounting model, the related derivative contract must be linked to specific individual or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments.

Under the hedge accounting model, the related derivative must likewise be linked to specific individual or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments. In addition, it must be demonstrated that the asset, liability or event that the derivative is associated with exposes the enterprise to price or interest rate risk and that the related derivative contract effectively reduces that risk. Accordingly, there must be high correlation between the changes in market value of the derivative and the fair value or cash flows associated with the hedged item so that it is probable that the results of the future will substantially offset the effects of price or interest rate movement on the hedged item. To the extent these criteria are satisfied, the derivative contract is accounted for on a basis consistent with that of the underlying hedged item. For a derivative financial instrument synthetically altering an asset or liability accounted for on an historical cost basis, accrual based accounting is applied. Specifically, income or expense is recognized and accrued to the next settlement date in accordance with the contractual terms of the agreement as an adjustment to the income or expense associated with the underlying balance sheet position. The derivative position would not be marked to market.

Similarly, derivative instruments that are entered into for the purpose of generating trading revenues are accounted for on a mark to market basis. Associated income and expense is recognized as trading revenue. For derivatives linked to securities classified as available for sale, the mark to market is considered a component of the market value of the related securities and is recorded through shareholders' equity consistent with the valuation of the assets. Derivatives used to limit the potential for loss associated with the valuation of mortgage servicing rights are also considered in the valuation of the related asset.

Derivatives that do not qualify as synthetic alterations or hedges at inception are marked to market through earnings. Derivatives that cease to qualify as synthetic alterations or hedges are marked to market prospectively with any gains or losses at that time being deferred and amortized to earnings over the remaining life of the derivative or the altered or hedged item provided the hedged balance sheet position has not been liquidated. When the altered or hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.


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



The following pro forma financial information presents the combined results of the Company and CTUS as if the acquisition had occurred as of the beginning of
1997 and 1996, after giving effect to certain adjustments, including accounting adjustments relating to fair value adjustments, amortization of goodwill and related income tax effect.  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and CTUS constituted a single entity during such periods.
------------------------------------------------------------------------------
Year Ended December 31,                                   1997           1996
------------------------------------------------------------------------------
                                                              (unaudited)
                                                              in millions
Net interest income after
 provision for loan losses                              $1,112         $1,040
Net income                                                 468            426
------------------------------------------------------------------------------


See Note 13 for preferred stock issued in connection with the CTUS Inc. acquisition.

On January 1, 1996 the net assets of Oleifera Investments, Ltd. (OIL), an indirect wholly owned subsidiary of HSBC, were transferred to the Company through a contribution of stock. Assets of OIL totaling $183 million at December 31, 1995 consisted primarily of commercial loans and other real estate. The transaction was accounted for as a transfer of assets between companies under common control, with the assets and liabilities of OIL combined with those of the Company at their historical carrying values. The Company's accompanying consolidated financial statements reflect a restatement of prior periods to include the accounts and results of operations of OIL as though the transactions occurred as of the beginning of the earliest period presented. Net interest income has been increased by $8.7 million and net income reduced by $8.1 million from that previously reported for the year ended December 31, 1995 as a result of the restatement.

In January 1997, these assets and liabilities were merged into the Bank and the accompanying consolidated balance sheet of the Bank as of December 31, 1996 has been restated to give effect to the combination.



The Company acquired the institutional dollar clearing activity of Morgan Guaranty Trust Company of New York on December 31, 1996. The Company assumed $945 million in deposit liabilities and acquired a like amount of Federal funds sold. The transaction was accounted for as a purchase. The excess of fair value of net assets acquired was $32 million and is being amortized against income over ten years. Results of operations are included in the financial statements since the acquisition date. The acquisition requires payment of additional consideration contingent upon future revenues.

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


Note 2. Cash and Due from Banks


The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $211.8 million in 1997 and $233.7 million in 1996.



Note 3. Trading Assets


An analysis of trading assets, which are valued at market, follows.
------------------------------------------------------------------------------
December 31,                                              1997           1996
------------------------------------------------------------------------------
                                                              in thousands
Mortgage and other asset
 backed securities                                    $970,782       $883,754
Other securities                                         7,231          5,483
Derivatives                                              1,441          2,309
------------------------------------------------------------------------------
                                                      $979,454       $891,546
------------------------------------------------------------------------------





The net gains (losses) resulting from trading activities are summarized by categories of financial instruments in the following table.
------------------------------------------------------------------------------
Year Ended December 31,                    1997           1996           1995
------------------------------------------------------------------------------
                                                     in thousands
U.S. Government                          $  342        $ 1,830        $(2,302)
Mortgage and other asset
 backed securities                          451         (2,621)         5,660
Other securities                          1,272          1,430          1,171
Derivatives                                (327)          (835)        (2,975)
------------------------------------------------------------------------------
Trading asset revenues (loss)             1,738           (196)         1,554
Foreign exchange revenue                  4,428          3,975          3,845
------------------------------------------------------------------------------
Trading revenues                         $6,166        $ 3,779        $ 5,399
------------------------------------------------------------------------------


Note 4. Securities


In 1995 the Financial Accounting Standards Board issued a Special Report, "A
Guide to the Implementation of Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities" which provided a one-time opportunity for companies to reassess the appropriateness of the classifications of securities under FAS 115.  The Company reassessed the classifications of its securities held and during 1995 transferred securities from held to maturity with an amortized cost of $2.49 billion and a fair value of $2.54 billion to available for sale.  The redesignations were accounted for at fair value resulting in an unrealized gain net of taxes of $29.4 million recorded in shareholders' equity.  The amortized cost and fair value of securities available for sale follows.
-----------------------------------------------------------------------------------------------------------------
                                                     1997                                         1996
                           --------------------------------------------------------    --------------------------
                                               Gross          Gross
                            Amortized     Unrealized     Unrealized           Fair      Amortized           Fair
December 31,                     Cost          Gains         Losses          Value           Cost          Value
-----------------------------------------------------------------------------------------------------------------
                                                                in thousands
                                                                                                         >
U.S. Treasury              $2,415,835        $18,634         $1,923     $2,432,546     $2,269,156     $2,274,825
U.S. Government agency      1,088,798         24,416          4,708      1,108,506        366,987        373,665
Other debt securities         279,135          2,011            901        280,245        148,641        148,890
Equity securities             170,695          6,781              -        177,476         70,070         72,695
-----------------------------------------------------------------------------------------------------------------
                           $3,954,463        $51,842         $7,532     $3,998,773     $2,854,854     $2,870,075
-----------------------------------------------------------------------------------------------------------------


At December 31, 1996, with regard to securities available for sale, the Company had gross unrealized gains of $11.2 million, $7.1 million and $2.9 million and gross unrealized losses of $5.5 million, and $.4 million related to U.S. Treasury, U.S. Government agency and other securities, respectively.

The Company sold securities available for sale resulting in gross realized gains of $19.7 million, $12.9 million and $16.7 million, and gross realized losses of $.4 million, $5.0 million and $4.3 million in the years 1997, 1996 and 1995, respectively. Substantially all interest income on securities is taxable.


The amortized cost and fair values of debt securities available for sale at
December 31, 1997, by contractual maturity are shown in the following table.
Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases.
The amounts reflected in the table exclude $170.7 million amortized cost,
($177.5 million fair value) of equity securities available for sale that do not have fixed maturities.
-----------------------------------------------------------------------------
                                                    Amortized           Fair
December 31, 1997                                        Cost          Value
-----------------------------------------------------------------------------
                                                            in thousands
Within one year                                    $  638,677     $  641,849
After one but within five years                     2,013,170      2,036,312
After five but within ten years                       459,608        462,109
After ten years                                       672,313        681,027
-----------------------------------------------------------------------------
                                                   $3,783,768     $3,821,297
-----------------------------------------------------------------------------


Note 5. Loans


Loans are presented net of unearned income, unamortized nonrefundable fees and related direct loan origination costs of $129.3 million and $173.3 million at
December 31, 1997 and 1996, respectively.  A distribution of the loan portfolio follows.
------------------------------------------------------------------------------
December 31,                                             1997            1996
------------------------------------------------------------------------------
                                                             in thousands
Domestic:
  Commercial:
    Construction loans                            $   359,021     $   396,313
    Mortgage loans                                  1,876,243       1,689,013
    Loans and advances to affiliates                   40,302          95,998
    Other business and financial                    5,771,130       4,998,045
  Consumer:
    Residential mortgages                          10,007,694       3,632,232
    Credit card receivables                         1,780,055       1,938,427
    Other consumer loans                            1,178,337       1,432,740
International                                         609,450         509,148
------------------------------------------------------------------------------
                                                  $21,622,232     $14,691,916
------------------------------------------------------------------------------


Residential mortgages include $329.6 million and $91.5 million of residential mortgages held for sale at December 31, 1997 and 1996, respectively. Other consumer loans include $366.0 million and $412.1 million of higher education loans also held for sale at December 31, 1997 and 1996, respectively.

International loans include "Brady bonds" issued by the United Mexican States and the Republic of Venezuela in the refinancing of their debt obligations. These bonds had an aggregate carrying value of $353.3 million (face value $365.6 million) and an aggregate fair value of $311.2 million, $273.0 million and $228.7 million at year ends 1997, 1996 and 1995, respectively. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds.

At December 31, 1997 and 1996, the Company's nonaccruing loans were
$311.1 million and $357.5 million, respectively. At December 31, 1997 and 1996, the Company had commitments to lend additional funds of $.9 million and $4.7 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.

------------------------------------------------------------------------------
Year Ended December 31,                              1997      1996      1995
------------------------------------------------------------------------------
                                                           in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms   $23,922   $39,597  $70,166
Interest revenue recorded on nonaccruing loans      42,287    35,858   32,841
------------------------------------------------------------------------------


Other real estate and owned assets included in other assets amounted to $11.7 million and $13.5 million net of allowances for losses of $21.6 million and $32.4 million at December 31, 1997 and 1996, respectively.

The Company identified impaired loans totaling $152.6 million at December 31, 1997, of which $54.1 million had an allocation from the allowance of $20.7 million. At December 31, 1996, the Company had identified impaired loans of



$257.5 million of which $60.7 million had an allocation from the allowance of $24.3 million. The average recorded investment in such impaired loans was $183.5 million, $278.0 million and $445.3 million in 1997, 1996 and 1995, respectively.

The Company has loans outstanding to certain executive officers, directors and companies in which a director has a 10% or more voting interest. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 1997 and 1996.


Note 6. Allowance for Loan Losses


An analysis of the allowance for loan losses follows.
------------------------------------------------------------------------------
                                               1997         1996         1995
------------------------------------------------------------------------------
                                                       in thousands
Balance at beginning of year              $ 418,159    $ 477,502    $ 531,496
Allowance related to acquired businesses     40,294        3,415          371
Provision charged to income                  87,400       64,750      175,292
Recoveries on loans charged off              50,261       54,006       56,133
Loans charged off                          (186,705)    (181,514)    (285,790)
------------------------------------------------------------------------------
Balance at end of year                    $ 409,409    $ 418,159    $ 477,502
------------------------------------------------------------------------------

Note 5 provides information on impaired loans and the related specific loan loss allowance.

Note 7. Mortgage Servicing Rights


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $11.83 billion and $6.21 billion at December 31, 1997 and 1996, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $223.2 million and $101.2 million at December 31, 1997 and 1996, respectively.


The following analysis reflects the changes in MSRs reported in intangible assets.
------------------------------------------------------------------------------
                                               1997         1996         1995
------------------------------------------------------------------------------
                                                      in thousands
Balance at beginning of year               $ 33,897     $ 36,822     $ 52,810
Additions                                   102,312       11,385        1,739
Amortization                                (24,708)     (14,310)     (17,727)
------------------------------------------------------------------------------
Balance at end of year                     $111,501     $ 33,897     $ 36,822
------------------------------------------------------------------------------

Additions reported for 1997 include $83.2 million in MSRs obtained in the acquisition of First Federal. No valuation reserve has been established against MSRs. The fair value of MSRs as of December 31, 1997 and 1996 was approximately $166.9 million and $76.7 million, respectively.



Note 8. Goodwill and Other Acquisition Intangibles


Goodwill and other acquisition intangibles included in intangible assets totaled $370.5 million and $158.5 million at December 31, 1997 and 1996, respectively. These amounts are amortized over the estimated periods to be benefited, not exceeding 15 years. Amortization totaled $34.4 million, $14.4 million and $11.2 million during the years 1997, 1996, and 1995, respectively.


Note 9. Deposits


The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $1.91 billion and $1.25 billion at December 31, 1997 and 1996, respectively.  Substantially all deposits in foreign offices exceed $100,000.
The scheduled maturities of time deposits at December 31, 1997 follows:
------------------------------------------------------------------------------
                                                                 in thousands
1998                                                               $6,203,512
1999                                                                  939,721
2000                                                                  199,857
2001                                                                   95,388
2002                                                                   21,257
Later years                                                            24,921
------------------------------------------------------------------------------
                                                                   $7,484,656
------------------------------------------------------------------------------


Note 10. Short-Term Borrowings


The following table shows detail relating to short-term borrowings in 1997,
1996 and 1995.  Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.
------------------------------------------------------------------------------------------------------
                                         1997                    1996                      1995
                                -------------------      -------------------      -------------------
                                            Average                  Average                  Average
                                    Amount     Rate          Amount     Rate          Amount     Rate
------------------------------------------------------------------------------------------------------
                                                              in thousands
Federal funds purchased
 (day to day):
     At December 31             $1,389,854     5.19%     $1,225,738     5.36%     $1,013,435     4.64%
     Average during year         1,266,663     5.50         619,775     5.26         297,268     5.73
     Maximum month-end balance   2,164,329                1,225,738                1,013,435
Securities sold under
  repurchase agreements:
     At December 31                617,628     4.34          58,491     4.98         123,041     5.48
     Average during year           710,716     5.44         465,147     4.95         304,735     5.71
     Maximum month-end balance   2,680,576                  809,703                  987,516
Commercial paper:
     At December 31                847,431     5.61         473,633     5.30         276,590     5.49
     Average during year           721,995     5.53         338,505     5.32         228,346     5.78
     Maximum month-end balance     896,574                  590,358                  276,590
All other short-term borrowings:
     At December 31              1,347,262     5.70         723,480     5.68       1,125,044     5.05
     Average during year           862,856     5.62         950,020     4.97         490,079     6.89
     Maximum month-end balance   1,670,339                1,231,399                1,125,044
------------------------------------------------------------------------------------------------------


All other short-term borrowings at year end 1997 include $850 million from the Federal Home Loan Bank. There were no short-term borrowings from HSBC at year end 1997 compared with $283.0 million and $745.5 million at year ends 1996 and 1995, respectively. See Note 18, Transactions with Principal Shareholder.


At December 31, 1997, the Company had unused lines of credit with HSBC aggregating $300 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.


Note 11. Income Taxes


Total income tax expense (benefit) for the years ended 1997, 1996 and 1995 was allocated as follows:
------------------------------------------------------------------------------
Year Ended December 31,                       1997         1996          1995
------------------------------------------------------------------------------
                                                     in thousands
To income from operations                 $193,000     $171,000     $  52,341
To unrealized gain on securities
 available for sale, net of taxes           10,182      (10,498)       15,825
------------------------------------------------------------------------------
                                          $203,182     $160,502     $  68,166
------------------------------------------------------------------------------



The components of income tax expense from operations follows:
------------------------------------------------------------------------------
Year Ended December 31,                       1997         1996          1995
------------------------------------------------------------------------------
                                                      in thousands
Current:
  Federal                                 $109,570     $ 57,220     $  74,816
  State and local                           67,117       70,280        52,484
  Foreign                                        -            -       (10,959)
------------------------------------------------------------------------------
Total current                              176,687      127,500       116,341
------------------------------------------------------------------------------
Deferred:
  Deferred tax expense                     135,553       97,247        39,520
  Decrease in valuation allowance
   for deferred tax assets                (119,240)     (53,747)     (103,520)
------------------------------------------------------------------------------
Total deferred                              16,313       43,500       (64,000)
------------------------------------------------------------------------------
Total income taxes                        $193,000     $171,000     $  52,341
------------------------------------------------------------------------------




The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to income from operations and the statutory U.S. Federal income tax rate.
------------------------------------------------------------------------------
Year Ended December 31,                       1997         1996          1995
------------------------------------------------------------------------------
Statutory rate                                35.0%        35.0%         35.0%
Increase (decrease) due to:
  State, local and foreign income taxes        6.5          8.3           8.0
  Change in valuation allowance for
   deferred tax assets                       (12.2)        (9.8)        (30.8)
  Tax exempt interest income                   (.3)         (.4)          (.9)
  Adjustment to deferred tax assets and
   liabilities due to change in tax basis        -         (2.9)          1.8
  Other items                                   .1           .8           2.5
------------------------------------------------------------------------------
Effective income tax rate                     29.1%        31.0%         15.6%
------------------------------------------------------------------------------



The components of the net deferred tax asset are summarized below.
------------------------------------------------------------------------------
December 31,                                              1997           1996
------------------------------------------------------------------------------
                                                             in thousands
Deferred tax assets:
  Allowance for loan losses                           $141,131       $157,681
  Deferred charge offs                                  20,472         20,472
  Depreciation and amortization                         17,011         17,376
  Accrued expenses not currently deductible             53,561         51,107
  Federal net operating loss carryforwards                   -         93,852
  Mortgage servicing fees                                3,075          3,075
  Other                                                 67,398         28,657
------------------------------------------------------------------------------
                                                       302,648        372,220
  Less valuation allowance                             130,702        249,942
------------------------------------------------------------------------------
    Total deferred tax assets                          171,946        122,278
------------------------------------------------------------------------------
Less deferred tax liabilities:
  Lease financing income accrued                        32,136         34,364
  Accrued pension cost                                   2,948          5,811
  Accrued income on foreign bonds                       21,270         21,603
  Deferred net operating loss recognition               38,018              -
  Securities available for sale                         15,509          5,327
  Other                                                 22,486              -
------------------------------------------------------------------------------
    Total deferred tax liabilities                     132,367         67,105
------------------------------------------------------------------------------
    Net deferred tax asset                            $ 39,579       $ 55,173
------------------------------------------------------------------------------


The net change in the total valuation allowance for the years ended December 31, 1997, 1996 and 1995 were decreases of $119.2 million, $53.7 million and $103.5 million, respectively. The net change in deferred tax assets in 1997 includes an increase of $10.9 million related to net deferred tax assets acquired in the First Federal acquisition.

Realization of deferred tax assets is contingent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.
In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income, and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. Based upon the level of historical taxable income and the scheduled reversal of the deferred tax liabilities over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance.


Note 12. Long-Term Debt


The following is a summary of long-term debt, net of unamortized original issue debt discount, where applicable.
------------------------------------------------------------------------------------------
December 31,                                                         1997            1996
------------------------------------------------------------------------------------------
                                                                         in thousands
Issued by the Company or subsidiaries other than the Bank:
  Floating rate subordinated notes due 2000  (6.1875%)         $  200,000      $  200,000
  Floating rate subordinated notes due 2009  (6.125%)             124,320         124,320
  Floating rate subordinated capital notes due 1999 (6.0625%)     100,000         100,000
  8 5/8% subordinated capital notes due 1997                            -         125,000
  7% subordinated notes due 2006                                  297,774         297,522
  Guaranteed mandatorily redeemable preferred securities
   7.808% Capital Securities due 2026                             200,000         200,000
   8.38% Capital Securities due 2027                              200,000               -
  Other notes payable                                                 183             221
------------------------------------------------------------------------------------------
                                                                1,122,277       1,047,063
Issued or acquired by the Bank or its subsidiaries:
  Fixed rate Federal Home Loan Bank of New York advances          498,741               -
  Floating rate Federal Home Loan Bank of New York
   advances (5.92%, 5.76%)                                         50,000               -
  Collateralized mortgage obligations                               5,942               -
Obligations under capital leases                                   31,104          33,120
------------------------------------------------------------------------------------------
                                                               $1,708,064      $1,080,183
------------------------------------------------------------------------------------------

Debt issued by Marine Midland Bank or its subsidiaries excludes the following notes payable to the Company; a floating rate note of $100 million due 2000, a 7.234% note of $298 million due 2006, and a floating rate note of $100 million due 2012.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the respective issues. Interest rates on the floating rate notes in effect at December 31, 1997 are shown in parentheses.

At maturity, the floating rate subordinated capital notes due 1999 will be exchanged by the Company for capital securities of the Company, or at the Company's option, the principal amount may be paid from funds designated by the Board of Governors of the Federal Reserve System as available for the retirement or redemption of the notes.

The guaranteed mandatorily redeemable preferred securities (Capital Securities) are issued by trusts all of whose outstanding common securities are owned by the Company. The Capital Securities represent preferred beneficial interests in the assets of the trusts and are guaranteed by the Company. The sole assets of the trusts consist of junior subordinated debentures of the Company. The Capital Securities qualify as Tier 1 capital under the risk-based capital guidelines of the Federal Reserve Board.

The Capital Securities are redeemable at the option of the Company in the case of a tax event or regulatory capital event at the prepayment price equal to the greater of (i) 100% of the principal amount of the Capital Securities or
(ii) the sum of the present values of a stated percentage of the principal amount of the Capital Securities plus the remaining scheduled payments of interest thereon from the prepayment date. Tax event refers to notice that the interest payable on the Capital Securities would not be deductible. Regulatory capital event refers to notice that the Capital Securities would not qualify as Tier 1 capital.


In the absence of a tax or regulatory capital event, the 7.808% Capital Securities are redeemable at the option of the Company on December 15, 2006 at a premium of 3.904% in the first twelve months after December 15, 2006 and varying lesser amounts thereafter and without premium if redeemed after December 15, 2016. Similarly, the 8.38% Capital Securities are redeemable at the option of the Company on May 15, 2007 at a premium of 4.19% in the first twelve months after May 15, 2007 and varying lesser amounts thereafter and without premium if redeemed after May 15, 2017.

The Federal Home Loan Bank of New York advances and the collateralized mortgage obligations were assumed by the Bank as a result of the acquisition of First Federal. The fixed rate Federal Home Loan Bank advances have interest rates ranging from 2.67% to 8.61%. The mortgage bonds are collateralized by a pledge of FHLMC mortgage-backed securities. All payments received on the pledged mortgage-backed securities, net of certain costs, must be applied to repay the bonds. The stated maturity and stated rate for the three bonds are: January, 2000 at 7.33%; September, 2002 at 7.89%; and October, 2006 at 7.27%. It is expected that the actual life of the bonds will be less than their stated maturity.

Contractual scheduled maturities for the debt, excluding obligations under capital leases, over the next five years are as follows: 1998, $459.2 million; 1999, $109.7 million; 2000, $251.1 million; 2001, $21.4 million; and $1.5 million in 2002. Maturities for obligations under capital leases are reported in Note 22, Commitments and Contingent Liabilities.


Note 13. Preferred Stock


A summary of preferred stock outstanding at December 31, 1997 and 1996 follows:
-------------------------------------------------------------------------------
December 31,                                                  1997        1996
-------------------------------------------------------------------------------
                                                                 in thousands
Preferred shares                                               $ *     $     -
$5.50 Cumulative preferred stock, 22,154 shares                  -       2,216
Adjustable rate cumulative preferred stock, 1,916,950 shares     -      95,847
-------------------------------------------------------------------------------
                                                               $ *     $98,063
-------------------------------------------------------------------------------
* $100 par value


The CTUS Inc. acquisition agreement provided that the Company issue preferred shares to CT Financial Services Inc. (the Seller). The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Company issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

On March 31, 1997 the Company redeemed its outstanding shares of $5.50 cumulative and adjustable rate cumulative preferred stock. The outstanding 22,154 shares of $5.50 cumulative preferred stock were redeemed at $100 plus accrued and unpaid dividends of $1.375 per share. The outstanding 1,916,950 shares of adjustable rate cumulative preferred stock were redeemed at $50 plus accrued and unpaid dividends of $.75 per share.


Note 14. Common Stock


All of the common stock of the Company is owned by HSBC Holdings B.V. Common shares authorized and issued are 1,100 and 1,001, respectively, with a par value of $5.00.

Note 15. Retained Earnings


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

Under these rules the Bank can pay dividends to the Company as of December 31, 1997 of approximately $8.7 million, adjusted by the effect of its net income
(loss) for 1998 up to the date of such dividend declaration.

Note 16. Impact of Recently Issued Accounting Standards


In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity and bypass net income. The provisions of FAS 130 are effective beginning with 1998 interim reporting. These disclosure requirements will have no impact on the financial position or results of operations of the Company.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131). The provisions of FAS 131 require disclosure of financial and descriptive information about an enterprise's operating segments in annual and interim financial reports. FAS 131 defines an operating segment as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. FAS 131 is effective for fiscal years beginning in 1998, however, it is not required to be applied for interim reporting in the initial year of application. The Company is currently evaluating the impact of FAS 131 on the disclosures included in its annual and interim period financial statements.



Note 17. Regulatory Matters


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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

As of December 31, 1997, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must have minimum total risk-based ratio of at least 10%, Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratios of at least 5%. There are no conditions or events since that notification that management believes have changed the categories.


The capital amounts and ratios are presented in the table.
---------------------------------------------------------------------------------------------
                                             1997                             1996
                               ----------------------------     -----------------------------
                                     Actual                          Actual
                               ----------------     Minimum     ----------------     Minimum
December 31,                   Amount     Ratio      Amount     Amount     Ratio      Amount
---------------------------------------------------------------------------------------------
                                                       in millions
 Total capital
  (to risk weighted assets)
    Company                    $2,915     13.38%     $1,744     $2,860     17.00%     $1,346
    Bank                        2,540     11.75       1,730      2,288     13.83       1,324
 Tier 1 capital
  (to risk weighted assets)
    Company                     2,039      9.36         872      2,005     11.92         673
    Bank                        1,830      8.46         865      1,721     10.40         662
 Tier 1 capital
  (to average assets)
    Company                     2,039      6.68         915      2,005      9.54         631
    Bank                        1,830      6.04       1,212      1,721      8.26         834
---------------------------------------------------------------------------------------------

Under the framework, the Bank's capital levels allow the Bank to accept brokered deposits without prior regulatory approval. As of December 31, 1997, the Bank had no brokered deposits.

Note 18. Transactions with Principal Shareholder


The Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC. In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and include deposits taken and placed, short-term borrowings and interest rate contracts.


At December 31, 1997 and 1996 assets of $47.1 million and $255.9 million, respectively, and liabilities of $1,496.7 million and $1,096.6 million, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Borrowings from HSBC, included in short-term borrowings on the balance sheet, were $283.0 million at December 31, 1996. No borrowings from HSBC were outstanding at December 31, 1997.

Interest rate forward and futures contracts and interest rate swap contracts entered into with the HSBC Group are used primarily as an asset and liability management tool to manage interest rate risk. At December 31, 1997 and 1996, the notional amount of these contracts with members of the HSBC Group were $9.04 billion and $23.72 billion, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 1997 and 1996, outstanding extensions of credit secured by eligible collateral were $204.7 million and $192.8 million, respectively.

During 1997 and 1996 the Company purchased commercial loans having aggregate book values of $178.7 million and $260.5 million, respectively, from a wholly owned subsidiary of HSBC for fair value which approximates book value.

Note 19. Stock Option Plans


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


Note 20. Employee Benefit Plans


The Company, the Bank and certain other subsidiaries maintain a noncontributory pension plan covering substantially all of their employees.
Certain other HSBC subsidiaries participate in this plan.  Benefits under the plan are based on age, years of service and employee's compensation during the last five years of employment.  The following table sets forth the plan's funded status.  The merger of the First Federal plan into the Company's plan in 1997 is included.
------------------------------------------------------------------------------
December 31,                                               1997          1996
------------------------------------------------------------------------------
                                                             in thousands
Plan assets at fair value, primarily
 marketable securities                                 $424,530      $291,513
------------------------------------------------------------------------------
Actuarial present value of benefits
 for service rendered to date:
  Vested benefits based on
   salaries to date                                     320,663       219,449
  Additional benefits for nonvested
   participants                                          19,180        11,987
------------------------------------------------------------------------------
  Accumulated benefits based on
   salaries to date                                     339,843       231,436
  Additional benefits based on
   estimated future salary levels                        80,757        68,880
------------------------------------------------------------------------------
Projected benefit obligation                            420,600       300,316
------------------------------------------------------------------------------
Projected benefit obligation (in excess of)
 less than plan assets                                    3,930        (8,803)
Unrecognized net asset existing at January 1,
 1985 being amortized over 14 years                      (1,340)       (2,681)
Unrecognized prior service cost                           7,779         4,545
Unrecognized net (gain) loss                             (2,182)       21,853
------------------------------------------------------------------------------
Prepaid pension liability                              $  8,187      $ 14,914
------------------------------------------------------------------------------
Assumptions used:
  Discount rate                                            7.25%         7.75%
  Weighted average salary increase                         4.90          5.40
  Expected long-term rate of return on assets              9.50          9.50
------------------------------------------------------------------------------


Net pension expense for 1997, 1996 and 1995 included the following components.
------------------------------------------------------------------------------
                                                  1997        1996       1995
------------------------------------------------------------------------------
                                                         in thousands
Service cost-benefits earned during the year  $ 17,220    $ 14,696   $ 10,260
Interest cost                                   27,751      20,789     17,496
Actual return on assets                        (69,357)    (31,396)   (38,321)
Net amortization and deferral                   34,575       6,942     21,545
------------------------------------------------------------------------------
Net pension expense                           $ 10,189    $ 11,031   $ 10,980
------------------------------------------------------------------------------


Net pension expense includes $2.0 million, $1.2 million and $.9 million for 1997, 1996 and 1995, respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.



The Company maintains unfunded noncontributory health and life insurance coverage for all employees who retired from the Company and were eligible for immediate pension benefits from the Company's retirement plan. Employees retiring after January 1, 1993 will absorb a portion of the cost of these benefits. Employees hired after this same date are not eligible for these benefits.  A premium cap has been established for the Company's share of retiree medical costs.  The following table sets forth the status of the plan with the amounts included in the balance sheet at December 31, 1997 and 1996.
------------------------------------------------------------------------------
December 31,                                                1997         1996
------------------------------------------------------------------------------
                                                             in thousands
Accumulated postretirement benefit obligation:
  Retirees                                              $ 40,657     $ 42,823
  Fully eligible active plan participants                  3,468        2,938
  Other active plan participants                          31,092       24,419
------------------------------------------------------------------------------
                                                         (75,217)     (70,180)
Plan assets at fair value                                      -            -
------------------------------------------------------------------------------
Funded status                                            (75,217)     (70,180)
Unrecognized transition obligation                        48,706       51,953
Unrecognized net gain                                     (7,596)      (5,487)
------------------------------------------------------------------------------
Accrued postretirement benefit cost                     $(34,107)    $(23,714)
------------------------------------------------------------------------------
Assumptions used:
  Discount rate                                             6.75%        7.50%
  Health care cost trend rate                              12.00        13.00
------------------------------------------------------------------------------




Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components.

----------------------------------------------------------------------------------
                                                        1997       1996      1995
----------------------------------------------------------------------------------
                                                              in thousands
Service cost-benefits earned during the year          $1,890    $ 2,024    $1,694
Interest cost on accumulated postretirement benefit
 obligation                                            4,871      4,794     4,839
Amortization of unrecognized transition obligation     2,761      3,247     3,247
----------------------------------------------------------------------------------
Net periodic postretirement benefit cost              $9,522    $10,065    $9,780
----------------------------------------------------------------------------------


For measurement purposes, the health care cost trend rate is assumed to decrease 1% per year to an ultimate rate of 7% in the year 2002. The health care cost trend rate assumption has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% point would have increased the accumulated postretirement benefit obligation as of December 31, 1997 by $1.2 million and the aggregate of the interest cost and service cost components of the 1997 net periodic cost by $.1 million.


Note 21. International Operations


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

-----------------------------------------------------------------------------
International Assets by Geographic Distribution and Domestic Assets
December 31,                                                1997        1996
-----------------------------------------------------------------------------
                                                            in millions
International:
  Europe/Middle East/Africa                              $ 1,499     $   815
  Asia/Pacific                                               564         459
  Other Western Hemisphere                                   634         637
Less: allowance for loan losses                              (26)        (26)
-----------------------------------------------------------------------------
Total international                                        2,671       1,885
Domestic                                                  28,847      21,745
-----------------------------------------------------------------------------
Total domestic/international                             $31,518     $23,630
-----------------------------------------------------------------------------

Total international assets averaged $2.31 billion, $1.28 billion and $1.61 billion, or 7.9%, 6.2% and 8.5% of total average assets, during 1997, 1996 and
1995, respectively.  Total international liabilities averaged $2.16 billion,
$1.18 billion and $1.48 billion, or 8.0%, 6.2% and 8.6% of total average liabilities, during 1997, 1996 and 1995, respectively.
---------------------------------------------------------------------------------------------------------------------
Revenues and Earnings - International

                               Total Operating Income        Income (Loss) Before Taxes         Net Income (Loss)
---------------------------------------------------------------------------------------------------------------------
Year Ended December 31,     1997        1996        1995      1997      1996      1995      1997      1996      1995
---------------------------------------------------------------------------------------------------------------------
                                                                    in millions
International:
  Europe/MiddleEast/
    Africa              $   71.4    $   29.1    $   38.7    $ 29.5    $  5.8    $ 10.7    $ 16.8    $  3.3    $  6.1
  Asia/Pacific              48.2        36.2        46.7      25.9      24.9      27.5      14.7      14.2      15.7
  Other Western
    Hemisphere              44.0        37.0        38.9      16.6      14.6     (13.8)      9.5       8.3      (7.9)
  United States             19.4        16.2        13.0      14.0      12.5      10.1       8.0       7.2       5.8
---------------------------------------------------------------------------------------------------------------------
Total international        183.0       118.5       137.3      86.0      57.8      34.5      49.0      33.0      19.7
Domestic                 2,337.4     1,804.2     1,666.1     578.0     493.4     301.4     422.0     347.2     263.9
---------------------------------------------------------------------------------------------------------------------
Total domestic/
  international         $2,520.4    $1,922.7    $1,803.4    $664.0    $551.2    $335.9    $471.0    $380.2    $283.6
---------------------------------------------------------------------------------------------------------------------


Interest and fee related income on international assets is distributed geographically on the same basis as the related asset. Other international operating income is distributed to the geographic area where the service or operation is performed. Included in consolidated other income are foreign currency exchange gains of $4.4 million, $4.0 million and $3.8 million for 1997, 1996 and 1995, respectively.

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



Note 22. Commitments and Contingent Liabilities


At December 31, 1997 securities, loans and other assets carried in the consolidated balance sheet at $3.52 billion were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.


The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment.  Certain leases contain renewal options and escalation clauses.  Minimum future rental commitments on leases in effect at December 3l, l997 were:
-------------------------------------------------------------------------------------------
                                                                     Capital     Operating
                                                                      Leases        Leases
-------------------------------------------------------------------------------------------
                                                                          in thousands
1998                                                                 $ 6,510      $ 33,387
1999                                                                   6,504        30,114
2000                                                                   6,408        26,342
2001                                                                   6,377        22,704
2002                                                                   6,309        14,560
Later years                                                           60,089        57,432
-------------------------------------------------------------------------------------------
Total minimum lease payments                                          92,197      $184,539
Less: executory costs                                                 34,633
-------------------------------------------------------------------------------------------
Net minimum obligation                                                57,564
Less: amount representing interest                                    26,460
-------------------------------------------------------------------------------------------
Present value of net minimum lease payments at December 31, 1997     $31,104
-------------------------------------------------------------------------------------------


Operating expenses include rental expense, net of sublease rentals, of $42.1 million, $36.7 million and $36.6 million in 1997, 1996 and 1995, respectively.

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

Note 23. Financial Instruments With Off-Balance Sheet Risk


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


A summary of financial instruments with off-balance sheet risk follows.
-----------------------------------------------------------------------------------------------------
December 31,                                                                        1997        1996
-----------------------------------------------------------------------------------------------------
                                                                                     in millions
Financial instruments whose contractual amounts represent the associated risk:
   Standby letters of credit and financial guarantees
      Guarantees for certain debt obligations of borrowers
        State and municipal                                                      $   147     $   163
        Industrial revenue                                                           287         291
        Other, primarily corporate                                                    10          19
      Other                                                                          601         384
   Other letters of credit                                                           295         278
   Commitments to extend credit                                                   10,588       5,415
Financial instruments whose notional or contractual amounts do not represent the associated risk:
   Interest rate swaps                                                             6,908      14,440
   Forward rate agreements                                                           600       8,510
   Futures contracts                                                               3,786       1,303
   Interest rate caps and floors                                                   1,671         918
   Options on futures contracts                                                      600       2,721
   Foreign exchange contracts                                                        134         205
   Commitments to deliver mortgaged-backed securities                                275         235
-----------------------------------------------------------------------------------------------------


For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Management does not anticipate any significant loss as a result of these transactions.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing instruments at current interest and exchange rates. Based on this measurement, $85.6 million was at risk at December 31, 1997. The reduction during 1997 from 1996 in contractual or notional amounts is primarily attributable to management's decision to close out rather than offset certain open positions in derivative contracts. See Note 24 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. See Note 18 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.

Standby letters of credit and guarantees have been reduced by $15.8 million and $21.2 million at December 31, 1997 and 1996, respectively, which represent the amounts participated to other institutions. Maturities of guarantees for certain debt obligations of borrowers range from 1998 to 2016. Fees received are generally recognized as revenue over the life of the guarantee.

Foreign exchange contracts represent the gross amount of contracts to purchase and sell foreign currencies. The extent to which offsets may exist are not considered.

Note 24. Derivative Financial Instruments


As principally an end user of off-balance sheet financial instruments, the Company uses various derivative products to manage its overall interest rate risk within the context of a comprehensive asset and liability strategy. The Company also uses derivatives to offset risk associated with changes in the market value in its trading and available for sale securities portfolios, to protect against the impairment in value of mortgage servicing rights and to satisfy the foreign currency requirements of customers.

The derivative instrument portfolios are actively managed in response to changes in overall and specific balance sheet positions, cash requirements, expectations of future interest rates, market environments and business strategies. Associated credit risk is controlled through the establishment and monitoring of approved limits in derivative positions. Credit risk is also mitigated by executing almost all derivative contracts with members of the HSBC Group, and such contracts are subject to enforceable master netting agreements.


The following table summarizes the outstanding positions of derivative contracts.
-------------------------------------------------------------------------------------
                                                       Notional         Fair Value
December 31,                                       1997        1996    1997     1996
-------------------------------------------------------------------------------------
                                                               in millions
Asset/liability management positions
  Interest rate swaps                            $6,323     $13,664     $56     $(13)
  Forward rate agreements                           600       8,510       -       (3)
  Futures contracts                               2,650         850      (1)       -
  Interest rate caps and floors                      10          17       -        -
  Options on futures contracts                      600       2,721       -       (1)
Available for sale portfolio positions
  Interest rate swaps                               445         425      (4)      (2)
  Futures contracts                                 225           -       1        -
  Interest rate caps and floors                     300         300       -       (2)
Mortgage servicing rights portfolio positions
  Interest rate caps and floors                   1,361         601      12        3
Trading positions
  Interest rate swaps                               140         351       -        -
  Futures contracts                                 911         453       -        -
  Foreign exchange contracts                        134         205       -        -
-------------------------------------------------------------------------------------



The following represents a maturity analysis of notional values of the outstanding positions of derivative contracts (excluding trading positions)
at December 31, 1997.
----------------------------------------------------------------------------------------------------------
                                                                                          2003-
December 31,                                1998     1999     2000       2001    2002     2026      Total
----------------------------------------------------------------------------------------------------------
                                                                     in millions
Asset/liability management positions
  Interest rate swaps                     $3,230     $185     $633     $1,500    $  5     $770     $6,323
  Forward rate agreements                    300      300        -          -       -        -        600
  Futures contracts                        2,650        -        -          -       -        -      2,650
  Interest rate caps and floors               10        -        -          -       -        -         10
  Options on futures contracts               600        -        -          -       -        -        600
Available for sale portfolio positions
  Interest rate swaps                          -      200        -          -     120      125        445
  Futures contracts                            -       60       60         60      45        -        225
  Interest rate caps and floors                -        -        -          -     200      100        300
Mortgage servicing rights portfolio
 positions
  Interest rate caps and floors                -        -      156        445     760        -      1,361
----------------------------------------------------------------------------------------------------------


Asset/liability management positions - Through the normal course of operations, the Company is subject to the risk associated with changes in interest rates to the extent that interest bearing earnings assets and interest bearing liabilities mature or reprice at different times or by differing amounts. Pursuant to an overall balance sheet risk management strategy, derivative financial instruments are used to alter the cash flows and maturity characteristics of certain of these assets and liabilities and hedge anticipated repricing in order to maintain net interest margin within a range that management considers acceptable given various assumptions as to changes in interest rates.

Currently, the Company manages risk within the context of an asset sensitive balance sheet position. That is, interest earning assets tend to respond to changes in interest rates by repricing in advance of interest bearing liabilities. While increasing net interest margin in upward rate environments, net interest margin decreases when rates fall. As such, interest rate swaps, along with put and call options are used to synthetically alter the cash flow associated with certain long-term floating rate assets and fixed rate liabilities. Swaps, put and call options are utilized to extend the maturities and financial futures are used to hedge the anticipated re-pricing of certain short-term assets and liabilities in order to limit exposure to changes in interest rates.


The following table summarizes the linkage of notional value derivative financial instruments utilized for asset/liability management positions to balance sheet assets and liabilities at December 31, 1997:
-------------------------------------------------------------------------------------------------
                                     Interest      Forward                 Interest      Options
                                         Rate         Rate     Futures   Rate Caps/   on Futures
December 31, 1997                       Swaps   Agreements   Contracts       Floors    Contracts
-------------------------------------------------------------------------------------------------
                                                              in millions
Loans                                  $2,515         $  -      $    -          $10         $  -
Federal funds sold/deposits placed        400            -         120            -            -
Federal funds/purchased deposits            -            -       2,530            -          600
Deposits                                2,718          600           -            -            -
Debt                                      690            -           -            -            -
-------------------------------------------------------------------------------------------------


Available for sale portfolio positions - In addition, the Company uses derivative contracts to synthetically convert fixed rate investment securities held in the available for sale portfolio to variable in order to mitigate the effects of changes in interest rates on the market valuation of these assets.

Mortgage servicing rights portfolio positions - Interest rate floor contracts are used to limit the potential for loss on the valuation of mortgage servicing rights. As interest rates decline, mortgage prepayments generally accelerate, thereby eroding the value of the rights and requiring the Company to increase amortization. As interest rates decline below a specified level, the value of the derivative increases. The increased value of the derivative effectively offsets the decline in value of the rights.

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

The majority of derivative instruments held in the trading portfolio are used to hedge market and interest rate risk associated with the on-balance sheet cash instruments to which they are linked. That is, changes in value of cash instruments are effectively offset by changes in value of the related derivative to the extent the on-balance sheet positions are hedged. The Company had no speculative derivative positions at December 31, 1997 outside the trading portfolio.


The Company's derivative trading positions are subject to interest rate risk, maturity and credit exposure limits. Stop loss limits have been imposed on all trading positions, including derivatives, to mitigate exposure to price movements.

Derivative trading positions are marked to market with gains and losses recorded as a component of net trading revenues. Generally, as individual trading assets are sold, the corresponding derivative positions are liquidated and gains and losses realized. See Note 3 for net revenues associated with trading activities during 1997, 1996 and 1995.


The following summarizes by instrument type, the year-end and average fair values of derivative trading positions.
-----------------------------------------------------------------------------
                                                             Fair Value
December 31, 1997                                       Year-end     Average
-----------------------------------------------------------------------------
                                                             in millions
Interest rate swaps
  Assets                                                   $  .5       $ 2.4
  Liabilities                                                (.7)       (3.0)
Futures contracts
  Assets                                                      .2          .2
  Liabilities                                                (.3)        (.3)
Foreign exchange contracts
  Assets                                                     1.4         2.5
  Liabilities                                               (1.3)       (2.3)
------------------------------------------------------------------------------


Foreign exchange trading activities - The Company maintains open positions in various foreign exchange contracts, principally to accommodate customer demands for specific currencies. Foreign currencies are purchased and sold on a spot basis, with settlement occurring within a two day period. Also, certain forward purchase and sale agreements are entered into in order to match customer requests with settlement requirements associated with foreign markets. Additionally a limited number of open positions are maintained. Net revenues from foreign exchange trading were $4.4 million, $4.0 million and $3.8 million in 1997, 1996 and 1995, respectively.


The following summarizes the foreign currency trading contracts outstanding.
------------------------------------------------------------------------------
                                                         Notional        Fair
December 31, 1997                                          Amount       Value
------------------------------------------------------------------------------
                                                                in millions
Spot contracts                                             $  7.0         $ -
Forward contracts                                           127.0           -
------------------------------------------------------------------------------


Approximately 70% of the foreign currency contracts outstanding are denominated in major currencies. All open foreign exchange contracts are marked to market on a daily basis with gains and losses recorded as a component of net trading revenues.

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


Note 25. Concentrations of Credit Risk


The Company enters into a variety of transactions in the normal course of business that involve both on- and off-balance sheet credit risk. Principal among these activities is lending to various commercial, institutional, governmental and individual customers. Although the Company actively participates in lending activity throughout the United States and on a limited basis abroad, credit risk is concentrated in the Northeastern United States. The ability of individual borrowers to repay is generally linked to the economic stability of the regions from where the loans originate, as well as the creditworthiness of the borrower. With emphasis on the Western, Central and Metropolitan regions of New York State, the Company maintains a diversified portfolio of loan assets.

In general, the Company controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process.


The following table summarizes the Company's significant concentrations of credit risk at December 31, 1997.
-----------------------------------------------------------------------------------
                                                                       Off-Balance
                                                         On-Balance          Sheet
                                                              Sheet    Commitments
-----------------------------------------------------------------------------------
                                                                 in millions
Consumer:
  Credit card receivables                                   $ 1,780         $7,102
  Residential mortgages                                      10,008            727
Real estate - commercial construction and mortgage loans      2,236            165
-----------------------------------------------------------------------------------


At December 31, 1997 51% of credit card receivables, 59% of residential mortgages and 75% of commercial construction and mortgage loans were located within the Northeastern United States. It is the Company's policy to require collateral in support of on- and off-balance sheet transactions, when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management's credit evaluation.

Note 26. Fair Value of Financial Instruments


The following disclosures represent the Company's best estimate of the fair value of on- and off-balance sheet financial instruments. The Company has employed the following methods and assumptions to estimate the fair value of each class of financial instrument for which it is practicable to do so.

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


Loans - The fair value of the performing loan portfolio has been determined principally based upon a discounted analysis of the anticipated cash flows, adjusted for expected credit losses. The loans have been grouped to the extent possible, into homogeneous pools, segregated by maturity and the weighted average maturity and average coupon rate of the loans within each pool. Depending upon the type of loan involved, maturity assumptions have been based on either contractual or expected maturity.

Pursuant to the valuation methodology, credit risk has been factored into the present value analysis of cash flows associated with each loan type, by allocating the allowance for loan losses. The allocated portion of the allowance, adjusted by a present value factor based upon the timing of expected losses, has been deducted from the gross cash flows prior to calculating the present value.

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

Deposits - The fair value of demand, savings and certain money market deposits is equal to the amount payable on demand at the reporting date. For deposits with fixed maturities, fair value has been estimated based upon interest rates currently being offered on deposits with similar characteristics and maturities.

Long-term debt - Fair value has been estimated based upon interest rates currently available to the Company for borrowings with similar characteristics and maturities.


The following, which is provided for disclosure purposes only, provides a comparison of the carrying value and fair value of the Company's on-balance sheet financial instruments.  Fair values have been determined based on applicable requirements and do not necessarily represent the amount that would be realized upon their liquidation.
--------------------------------------------------------------------------------
                                             1997                  1996
                                     -------------------    -------------------
                                     Carrying       Fair    Carrying       Fair
December 31,                            Value      Value       Value      Value
--------------------------------------------------------------------------------
                                                     in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                $ 4,328    $ 4,328     $ 4,935    $ 4,935
    Related derivatives                     -          -           -         (1)
  Trading assets                          979        979         891        891
    Related derivatives                     -          -           -          -
  Securities available for sale         4,002      4,002       2,874      2,874
    Related derivatives                    (3)        (3)         (4)        (4)
  Loans, net of allowance for
   loan losses                         21,219     21,461      14,274     14,420
    Related derivatives                     6         29          75        (14)
Financial liabilities:
  Instruments with carrying value
   equal to fair value                  4,953      4,955       2,867      2,867
    Related derivatives                     -          2           -          -
  Deposits:
   Without fixed maturities            15,636     15,636      10,818     10,818
   Fixed maturities                     7,157      7,194       6,891      6,905
    Related derivatives                   (24)         2          (2)         -
  Long-term debt                        1,704      1,731       1,081      1,078
    Related derivatives                    (4)       (30)         (1)         2
--------------------------------------------------------------------------------


The above table excludes $1,361 million of notional value interest rate floors with a fair value of $12 million associated with mortgage servicing rights and $113 million of notional value customer facilitation interest rate swaps with a nominal fair value which are outside of the scope required in this footnote.

The fair value of derivative financial instruments is disclosed in Note 24, Derivative Financial Instruments.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments. Further detail with respect to off-balance sheet financial instruments is provided in Note 23, Financial Instruments With Off-Balance Sheet Risk.

Note 27. Financial Statements of HSBC Americas, Inc. (parent)


Condensed parent company financial statements follow.
------------------------------------------------------------------------------------
Balance Sheet
December 31,                                                    1997           1996
------------------------------------------------------------------------------------
                                                                   in thousands
Assets:
Cash and due from banks                                   $        -     $    4,578
Interest bearing deposits with banks (including
 $1,070,400 and $1,152,100 in banking subsidiary)          1,135,400      1,217,100
Securities available for sale                                 29,935         28,937
Loans (net of allowance for loan losses of $1,284)            57,628        113,286
Receivable from subsidiaries                                 627,461        415,841
Investment in subsidiaries at amount of their
 net assets
    Banking                                                2,222,905      1,908,030
    Other                                                     43,668         35,257
Other assets                                                  42,180         80,042
------------------------------------------------------------------------------------
Total assets                                              $4,159,177     $3,803,071
------------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                     $  138,327     $   20,433
Short-term borrowings                                        847,431        756,633
Long-term debt                                               722,094        846,842
Long-term debt due to subsidiary                             412,372        206,186
------------------------------------------------------------------------------------
Total liabilities                                          2,120,224      1,830,094
Shareholders' equity                                       2,038,953      1,972,977
------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $4,159,177     $3,803,071
------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                              1997        1996          1995
------------------------------------------------------------------------------------
                                                            in thousands
Income:
  Dividends from banking subsidiaries            $275,000     $130,000     $      -
  Dividends from other subsidiaries                   804        7,465          661
  Interest from banking subsidiaries               84,599       65,963       48,801
  Interest from other subsidiaries                      -           27          349
  Other interest income                            12,290        5,429        8,354
  Securities transactions                          12,650        7,915       12,335
  Other income                                      2,492        2,369           (5)
------------------------------------------------------------------------------------
Total income                                      387,835      219,168       70,495
------------------------------------------------------------------------------------
Expenses:
  Interest (including $26,813, $852,
   and $4 paid to subsidiaries)                   114,294       81,554       64,595
  Other expenses                                    7,535        6,302        5,046
------------------------------------------------------------------------------------
Total expenses                                    121,829       87,856       69,641
------------------------------------------------------------------------------------
Income before taxes and equity
 in undistributed income of
 subsidiaries                                     266,006      131,312          854
Income taxes (benefit)                             (2,527)      (3,312)       1,631
------------------------------------------------------------------------------------
Income (loss) before equity in
 undistributed income
 of subsidiaries                                  268,533      134,624         (777)
Equity in undistributed income
 of subsidiaries                                  202,417      245,564      284,361
------------------------------------------------------------------------------------
Net income                                       $470,950     $380,188     $283,584
------------------------------------------------------------------------------------


                                      67



------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                            1997         1996           1995
------------------------------------------------------------------------------------
                                                          in thousands
Cash flows from operating activities:
  Net income                                  $ 470,950     $ 380,188     $ 283,584
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                 3,693         3,278         3,012
    Net change in other accrued accounts         49,380       (15,155)          496
    Undistributed income of subsidiaries       (202,417)     (245,564)     (284,361)
    Other, net                                 (149,056)       (8,190)       (9,146)
------------------------------------------------------------------------------------
      Net cash provided (used) by
       operating activities                     172,550       114,557        (6,415)
------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                           81,700        61,300       186,800
  Purchases of securities                        (5,000)         (125)       (8,881)
  Sales of securities                            20,785        12,829        23,185
  Net change in other short-term loans                -        78,000        50,000
  Principal collected on long-term loans         55,658         5,592         9,554
  Long-term loans advanced                     (100,000)     (414,333)       (3,139)
  Investment in banking subsidiary              (95,298)            -       125,000
  Investment in nonbanking subsidiary, net            -             -       118,079
  Proceeds from transfer of affiliate
   to parent                                          -             -           145
  Other, net                                        229           219       (16,787)
------------------------------------------------------------------------------------
      Net cash provided (used) by
       investing activities                     (41,926)     (256,518)      483,956
------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings            90,798      (265,458)     (204,062)
  Issuance of long-term debt                    200,000       497,480             -
  Repayment of long-term debt                  (125,000)            -             -
  Capital contributions from parent, net              -             -      (117,683)
  Redemption of preferred stock                 (98,063)            -             -
  Dividends paid                               (202,937)      (85,872)     (155,873)
------------------------------------------------------------------------------------
      Net cash provided (used) by
       financing activities                    (135,202)      146,150      (477,618)
------------------------------------------------------------------------------------
Net change in cash and due from banks            (4,578)        4,189           (77)
Cash and due from banks at beginning of year      4,578           389           466
------------------------------------------------------------------------------------
Cash and due from banks at end of year        $       -     $   4,578     $     389
------------------------------------------------------------------------------------
Supplementary data
  Interest paid                               $ 120,840     $  72,662     $  66,850
  Income taxes paid                                   -         5,155        21,687
------------------------------------------------------------------------------------


The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company (see Note 15).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 1997.

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

John R. H. Bond, age 56, Chairman of the Company and the Bank since January 1, 1997 and Group Chief Executive Officer of HSBC since 1993. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, HongkongBank from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Mr. Bond is director and Chairman of HSBC Finance (Netherlands) Limited, Chairman of Midland Bank plc, and a director of HSBC, HongkongBank, the London Stock Exchange, Saudi British Bank and Orange plc. Elected in 1987.

I. Malcolm Burnett, age 50, President and Chief Executive Officer of the Company and the Bank from January 1998 and director of the Bank since 1996. Formerly Chief Operating Officer of the Bank since 1992. He joined the HSBC Group in 1966 and has served in various positions in the United Kingdom, Hong Kong, India, Indonesia and the Solomon Islands. Prior to joining the Bank he was Chief Operating Officer of HongkongBank Singapore, a position held since 1989. Mr. Burnett is also a director of HSBC Markets Holdings (USA), Inc. and VISA U.S.A. Incorporated. Elected in 1997.

James H. Cleave, age 55, formerly President and Chief Executive Officer of the Company and the Bank from 1992 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of Hongkong Bank of Canada since 1987. Mr. Cleave is also Chairman of Hongkong Bank of Canada and a director of the Bank. Elected in 1991.

Youssef A. Nasr, age 43, Director, President and Chief Executive Officer of Hongkong Bank of Canada since January 1998. Previously he was Deputy Chief Executive and he has held various executive positions with Hongkong Bank of Canada since 1990. He has been a member of the HSBC Group since 1976. Elected February 1, 1998.

Sir William Purves, age 66, Chairman, HSBC. Formerly Chairman and Chief Executive Officer, HSBC, from 1990 to 1992. Formerly Chairman and Chief Executive Officer, Deputy Chairman, Executive Director Banking and General
Manager International, HongkongBank.   Sir William is Chairman of The British
Bank of the Middle East. He is a director of HongkongBank, Midland Bank plc, The "Shell" Transport and Trading Company, plc and The East Asiatic Company Ltd. Elected in 1984.


Directors' Compensation


Directors who are employees of the Company, HSBC or other group affiliates do not receive compensation for their services as Company directors. The Directors' Retirement Plan covers nonemployee directors of the Company except those serving as directors at the request of HSBC. Currently no active directors participate in this Plan.


Executive Officers


The table below shows the names and ages of all executive officers of the Company and the positions held by them as of February 27, 1998 and the dates when elected an executive officer of the Company or the Bank.

-------------------------------------------------------------------------------
                                Year
Name                   Age   Elected     Present Position with the Company
-------------------------------------------------------------------------------
I. Malcolm Burnett      50      1998     President and Chief Executive Officer
Robert B. Engel         44      1994     Chief Banking Officer
Robert H. Muth          45      1993     Chief Administrative Officer
Colin L. Bamford        55      1995     Senior Executive Vice President
Robert M. Butcher       54      1988     Executive Vice President &
                                          Chief Financial Officer
Vincent J. Mancuso      51      1996     Executive Vice President &
                                          Group Audit Executive, USA
Paul E. Martin          45      1998     Executive Vice President &
                                          Chief Credit Officer
Gerald A. Ronning       50      1991     Executive Vice President & Controller
Philip S. Toohey        54      1990     Legal Advisor, Americas and Secretary
--------------------------------------------------------------------------------


Colin L. Bamford joined the Company as Senior Executive Vice President in 1995. Mr. Bamford had been Chief Executive Officer, HongkongBank Japan since 1990.

Robert H. Muth joined the Bank and the Company as Senior Executive Vice President, Operations in 1993. Mr. Muth had been Vice President, Operations Hongkong Bank of Canada since 1991 and previously Senior Manager, Operations, HSBC Hong Kong since 1989.

All other executive officers have served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.

Item 11. Executive Compensation


The following table sets forth information as to the compensation earned through December 31, 1997 by James H. Cleave, President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank. Two executive officers have been seconded to the Bank by HSBC, which pays their salary and other benefits pursuant to arrangements applicable to international HSBC officers. The two officers are: I. Malcolm Burnett, Chief Operating Officer and John A.D. Hamilton, Executive Vice President, Information Technology. The Bank reimbursed HSBC for the salary and certain benefits paid to these officers and that reimbursement amounted to $1,529,089.


Summary Compensation Table

------------------------------------------------------------------------------------------------
                                                       Annual Compensation                  All
Name and                                                                                  Other
Principal Position                   Year       Salary        Bonus        Other   Compensation
------------------------------------------------------------------------------------------------
James H. Cleave                      1997     $729,769     $800,000     $172,340        $26,391
  President and                      1996      700,000      650,000      167,396         26,000
  Chief Executive Officer            1995      660,000      550,000      178,319         24,000
Colin L. Bamford                     1997      308,668       25,751       53,034              -
  Senior Executive Vice President    1996      300,014       25,001       52,112              -
                                     1995       60,003            -        9,605              -
Robert M. Butcher                    1997      307,015      184,250        9,315          6,844
  Executive Vice President &         1996      300,554      144,775        9,165          5,960
  Chief Financial Officer            1995      295,042      127,000        9,629          5,926
Robert H. Muth                       1997      231,985      135,025        4,588          9,194
  Chief Administrative Officer       1996      202,573      104,600        3,561          7,595
                                     1995      193,790       80,425        3,826          6,800
Philip S. Toohey                     1997      228,110      146,925        9,315          7,600
  Legal Advisor, Americas and        1996      221,635       91,775        9,165          6,800
  Secretary                          1995      199,490       79,650        9,629          6,600
------------------------------------------------------------------------------------------------


Other Annual Compensation for Mr. Cleave includes $131,286, $128,434, and $109,917 for 1997, 1996 and 1995, respectively, received for housing allowance together with miscellaneous other benefit payments. Mr. Bamford's Other Annual Compensation includes housing supplements of $44,450, $46,167 and $8,400 in 1997, 1996 and 1995, respectively. Other Annual Compensation for the other named executives includes health and insurance benefits.

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

HSBC has granted options on HSBC common stock to the named executives. Options were granted on March 24, 1997, exercisable beginning March 24, 2000 conditional upon the growth in earnings per share of HSBC over the three year period and expiring March 24, 2007.


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

--------------------------------------------------------------------------------------------------------
Five-Year Average     Estimated Annual Retirement Benefits for Representative Years of Credited Service
  Compensation                       15              20              25              30              35
--------------------------------------------------------------------------------------------------------
   $125,000                    $ 36,938        $ 49,438        $ 61,938        $ 74,438        $ 74,750
    150,000                      44,325          59,325          74,325          89,325          89,700
    175,000                      51,713          69,213          86,713         104,213         104,650
    200,000                      59,100          79,100          99,100         119,100         119,600
    225,000                      66,488          88,988         111,488         133,988         134,550
    250,000                      73,875          98,875         123,875         148,875         149,500
    300,000                      88,650         118,650         148,650         178,650         179,400
    350,000                     103,425         138,425         173,425         208,425         209,300
    400,000                     118,200         158,200         198,200         238,200         239,200
    450,000                     132,975         177,975         222,975         267,975         269,100
    500,000                     147,750         197,750         247,750         297,750         299,000
    600,000                     177,300         237,300         297,300         357,300         358,800
--------------------------------------------------------------------------------------------------------


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

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 1997, the individuals listed in the Summary Compensation Table, with the exception of Mr. Bamford who is not a member of the Senior Management Committee, have total years of credited service in determining benefits payable under the plans as follows: Mr. Cleave, 11.2; Mr. Butcher, 17.7; Mr. Muth, 9.5; Mr. Toohey, 18.5. Mr. Bamford has 2.2 years of credited service. HSBC secondees to the Company do not participate in the retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management


Principal Holder of Securities
The Company is 100 percent owned by HSBC Holdings B.V. HSBC Holdings B.V. is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Purves and Bond are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 1997.


Item 13. Certain Relationships and Related Transactions


Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 1997. Similar transactions in the ordinary course of business may be expected to take place in the future.

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

None


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC Americas, Inc.
Registrant



/s/ Philip S. Toohey

Philip S. Toohey
Legal Advisor, Americas
and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 27, 1998 by the following persons on behalf of the Registrant and in the capacities indicated:

                                 John R. H. Bond*
/s/ Robert M. Butcher            Chairman of the Board
                                 I. Malcolm Burnett*
Robert M. Butcher                Director, President & Chief Executive Officer
Executive Vice President &       James H. Cleave* Director
Chief Financial Officer          Youssef A. Nasr* Director
(Principal Financial Officer)    William Purves* Director


/s/ Gerald A. Ronning

Gerald A. Ronning
Executive Vice President &
Controller
(Principal Accounting Officer)
                                 */s/ Philip S. Toohey


                                 Philip S. Toohey
                                 Attorney-in-fact




                                                       Exhibit 23




The Board of Directors
HSBC Americas, Inc.:

We consent to incorporation by reference in the registration statement (No. 333-5801) on Form S-3 of HSBC Americas, Inc. of our report dated January 23, 1998, relating to the consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, and the consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1997 and 1996, which report appears in the December 31, 1997 annual report on Form 10-K of HSBC Americas, Inc.


/s/ KPMG PEAT MARWICK LLP

Buffalo, New York
March 25, 1998