Form 10-Q
period 1998-03-31
HSBC AMERICAS INC
filed 1998-05-13
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998              Commission file number 1-2940

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




                                                                         2.




Part I - FINANCIAL INFORMATION

                                                                      Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         March 31, 1998 and December 31, 1997                              3

         Consolidated Statement of Income
         For The Three Months
         Ended March 31, 1998 and 1997                                     4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Three Months
         Ended March 31, 1998 and 1997                                     5

         Consolidated Statement of Cash Flows
         For The Three Months Ended
         March 31, 1998 and 1997                                           6

         Notes to Consolidated Financial Statements                        7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15






                                                                             3.

                                                     HSBC Americas, Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                   March 31,       December 31,
                                                       1998               1997
-------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $  1,256,442    $     928,691
Interest bearing deposits with banks                2,094,431        2,643,010
Federal funds sold and securities
  purchased under resale agreements                 1,758,449          497,992
Trading assets                                        885,005          979,454
Securities available for sale                       3,732,292        3,998,773
Loans                                              21,587,229       21,622,232
Less - allowance for credit losses                    406,733          409,409
-------------------------------------------------------------------------------
      Loans, net                                   21,180,496       21,212,823
Premises and equipment                                215,295          225,753
Accrued interest receivable                           214,509          233,849
Intangible assets                                     472,823          481,953
Other assets                                          359,421          315,275
-------------------------------------------------------------------------------
Total assets                                     $ 32,169,163    $  31,517,573
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  3,797,362    $   4,195,248
  Interest bearing                                 17,276,885       15,981,866
Interest bearing deposits in foreign offices        3,041,626        2,640,050
-------------------------------------------------------------------------------
      Total deposits                               24,115,873       22,817,164
Short-term borrowings                               3,647,725        4,202,175
Interest, taxes and other liabilities                 859,513          751,217
Long-term debt                                      1,499,512        1,708,064
-------------------------------------------------------------------------------
Total liabilities                                  30,122,623       29,478,620
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                             -                -
Common stock                                                5                5
Capital surplus                                     1,804,930        1,804,527
Retained earnings                                     213,235          205,112
Accumulated other comprehensive income                 28,370           29,309
-------------------------------------------------------------------------------
Total shareholders' equity                          2,046,540        2,038,953
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 32,169,163    $  31,517,573
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                            4.

                                                    HSBC Americas, Inc.
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


                                                  Three months ended March 31,
                                                          1998           1997
------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                                            $   447,532     $   384,268
 Securities                                            58,949          48,049
 Trading assets                                        14,338          14,094
 Deposits with banks                                   29,641          17,126
 Federal funds sold and securities purchased under
  resale agreements                                    12,313          14,756
------------------------------------------------------------------------------
Total interest income                                 562,773         478,293
------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                                 159,718         121,196
  In foreign offices                                   37,202          18,328
 Short-term borrowings                                 50,816          32,243
 Long-term debt                                        26,667          21,572
------------------------------------------------------------------------------
Total interest expense                                274,403         193,339
------------------------------------------------------------------------------
Net interest income                                   288,370         284,954
Provision for credit losses                            19,500          18,400
------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses                         268,870         266,554
------------------------------------------------------------------------------
Other operating income
 Trust income                                          11,044          10,523
 Service charges                                       27,836          22,545
 Mortgage servicing income                              7,071           4,976
 Other fees and commissions                            36,579          30,433
 Trading revenues                                       1,389           1,406
 Other income                                          29,365          10,142
------------------------------------------------------------------------------
Total other operating income                          113,284          80,025
------------------------------------------------------------------------------
                                                      382,154         346,579
------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits                       100,961          92,066
 Net occupancy expense                                 22,281          22,621
 Other expenses                                        69,489          68,051
------------------------------------------------------------------------------
Total other operating expenses                        192,731         182,738
------------------------------------------------------------------------------
Income  before taxes                                  189,423         163,841
Applicable income tax expense                          66,300          49,300
------------------------------------------------------------------------------
Net income                                        $   123,123     $   114,541
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                                         5.

                                                                       HSBC Americas, Inc.
------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y


                                                      Three months ended March 31,
                                                              1998           1997
------------------------------------------------------------------------------------------
                                               Comprehensive               Comprehensive
                                         Total        Income      Total         Income
------------------------------------------------------------------------------------------
                                                                in thousands
Preferred stock
Balance, January 1,                    $         - *            $    98,063
Redemption of stock                              -                  (98,063)
---------------------------------------------------               ----------
Balance, March 31,                               -                        -
---------------------------------------------------               ----------
Common stock
Balance, January 1,                              5                        5
---------------------------------------------------               ----------
Balance, March 31,                               5                        5
---------------------------------------------------               ----------
Capital surplus
Balance, January 1,                      1,804,527                1,803,427
Capital contribution from parent               403                      152
---------------------------------------------------               ----------
Balance, March 31,                       1,804,930                1,803,579
---------------------------------------------------               ----------
Retained earnings
Balance, January 1,                        205,112                   60,630
Net income                                 123,123  $   123,123     114,541   $   114,541
Cash dividends declared                   (115,000)                  (1,468)
---------------------------------------------------               ----------
Balance, March 31,                         213,235                  173,703
---------------------------------------------------               ----------
Accumulated other comprehensive income
Balance, January 1,                         29,309                   10,852
Unrealized losses on securities
  available for sale, net of taxes and
  reclassification adjustments (Note 5)       (939)        (939)    (17,290)      (17,290)
                                                      ----------                ----------
Comprehensive income                                $   122,184               $    97,251
---------------------------------------------------   ==========  ----------    ==========
Balance, March 31,                          28,370                   (6,438)
---------------------------------------------------               ----------
Total shareholders' equity, March 31,  $ 2,046,540              $ 1,970,849
===================================================               ==========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value



                                                                                      6.

                                                                HSBC Americas, Inc.
   ------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                           Three months ended March 31,
                                                                   1998           1997
   ------------------------------------------------------------------------------------
                                                                           in thousands
   Cash flows from operating activities
       Net income                                             $   123,123  $   114,541
       Adjustments to reconcile net income to net cash
       provided (used) by operating activities
            Depreciation, amortization and deferred taxes          14,090       (6,769)
            Provision for loan losses                              19,500       18,400
            Net change in other accrual accounts                  134,213       67,336
            Net change in loans held for sale                    (345,020)    (133,671)
            Net change in trading assets                           82,681     (109,207)
            Other, net                                            (21,767)      (3,897)
   ------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities        6,820      (53,267)
   ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks         548,579     (351,260)
       Net change in short-term investments                    (1,260,457)      39,444
       Purchases of securities                                   (455,697)    (226,159)
       Sales of securities                                        196,241       70,652
       Maturities of securities                                   529,092      111,564
       Net change in credit card receivables                       96,691      120,786
       Net change in other short-term loans                       (42,421)     (12,617)
       Net originations and maturities of long-term loans         329,504     (617,610)
       Cash used in acquisitions, net of cash acquired                  -     (607,388)
       Other, net                                                 (31,558)    (168,976)
   ------------------------------------------------------------------------------------
            Net cash used by investing activities                 (90,026)  (1,641,564)
   ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                   1,298,709      118,589
       Net change in short-term borrowings                       (554,450)   1,879,782
       Repayment of long-term debt                               (208,302)    (145,000)
       Redemption of preferred stock                                    -      (98,063)
       Dividends paid                                            (125,000)      (1,468)
   ------------------------------------------------------------------------------------
            Net cash provided by financing activities             410,957    1,753,840
   ------------------------------------------------------------------------------------
   Net change in cash and due from banks                          327,751       59,009
   Cash and due from banks at beginning of period                 928,691      967,249
   ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $ 1,256,442  $ 1,026,258
   ====================================================================================
   The accompanying notes are an integral part of the consolidated financial statements.





                                                                            7.



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

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1997 Annual Report on Form 10-K.

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

Under the synthetic alteration accounting model, the related derivative contract is linked to specific individual or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments.

Under the hedge accounting model, the related derivative likewise is linked to specific individual or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments. In addition, the asset, liability or event that the derivative is associated with exposes the enterprise to price or interest rate risk and the related derivative contract effectively reduces that risk. Accordingly, there must be high correlation between the changes in market value of the derivative and the fair value or cash flows associated with the hedged item so that it is probable that the results of the future will substantially offset the effects of price or interest rate movement on the hedged item. To the extent these criteria are satisfied, the derivative contract is accounted for on a basis consistent with that of the underlying hedged item.

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






                                                                            8.



Derivatives that do not qualify as synthetic alterations or hedges at inception, or that cease to qualify as synthetic alterations or hedges, are marked to market through earnings. Derivatives that are effectively cancelled are marked to market prospectively with any gains or losses at that time being deferred and amortized to earnings over the remaining life of the derivative. If the altered or hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.

3. Pledged Financial Instruments

At March 31, 1998, securities, loans and other assets carried at $4.1 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

4. Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

Effective January 1, 1997, the Company generally adopted the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS
125), prospectively, and adopted certain other of its provisions on January 1, 1998, as permitted by FAS 125. FAS 125 primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. The adoption of the provisions of FAS 125 including those provisions where adoption was delayed until January 1, 1998, did not have a material effect on the financial position or results of operations of the Company.

5. Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS
130). FAS 130 establishes standards for reporting the components of comprehensive income and requires that all such components be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. The Company has reported comprehensive income in the consolidated statement of changes in shareholders' equity. The disclosure requirements of FAS 130 have no impact on the financial position or results of operation of the Company.

Accumulated other comprehensive income for the Company relates to unrealized losses on securities available for sale summarized as follows:



                                                                           9.


                                      Before Tax    Tax Expense    Net of Tax
                                          Amount       (Benefit)       Amount
                                      ----------    -----------    ----------
                                                   (in millions)
Three Months Ended March 31, 1998

  Unrealized holding gains
  arising during the period               $  3.2          $ 1.1        $  2.1

  Less: reclassification adjustments
  for gains realized in net income
  during the period                          4.6            1.6           3.0
                                           -----           ----         -----
  Net other comprehensive income
  (loss)                                  $ (1.4)         $ (.5)       $  (.9)
                                           =====           ====         =====

Three Months Ended March 31, 1997

  Unrealized holding losses
  arising during the period               $(22.0)         $(7.6)       $(14.4)

  Less: reclassification adjustments
  for gains realized in net income
  during the period                          4.5            1.6           2.9
                                           -----           ----         -----
  Net other comprehensive income
  (loss)                                  $(26.5)         $(9.2)       $(17.3)
                                           =====           ====         =====


6.  New Accounting Standards

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). The provisions of FAS 131 require disclosure of financial and descriptive information about an entity's reportable operating segments. Segments are defined as components of an entity that engage in business activities that generate revenues and expenses, whose operating results are reviewed by management in the determination of resource allocation and performance and for which discrete financial information is available. FAS 131 is effective for the first annual period beginning in 1998. The Company is currently assessing the manner in which it will disclose the required information.

In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1). The provisions of SOP 98-1 require the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use and becomes effective for fiscal year 1999. The Company is assessing how the capitalization of these costs, which are generally expensed, will affect its financial position or results of operation.





                                                                          10.


Management's Discussion and Analysis of Financial Condition and
Results of Operations



HSBC Americas, Inc. (the Company) reported first quarter 1998 net income of $123.1 million, compared with $114.5 million in the first quarter of 1997. Results for the first quarter of 1998 reflected the impact of core business growth and an entire quarter of the fully-integrated First Federal Savings and Loan Association of Rochester (First Federal). First Federal, acquired on March 1, 1997, had assets of $7.0 billion and deposits of $4.3 billion and significantly increased the Company's balance sheet while positively impacting earnings.

Net Interest Income

Net interest income for the first quarter of 1998 was $288.4 million compared with $285.0 million for the first quarter of 1997.

Interest income of $562.8 million in the first quarter of 1998 was 17.7% higher than the first quarter of 1997. Average earning assets of $29.2 billion in the first quarter of 1998 were $5.8 billion higher than a year ago and the average rate earned on earning assets was 7.83% compared with 8.31% a year ago. Primarily as a result of the acquisition of First Federal, average residential mortgages increased to $10.0 billion (rate earned 6.93%) in the first quarter of 1998 compared with $5.5 billion (rate earned 7.56%) in the same quarter last year.

Interest expense for the first quarter of 1998 was $274.4 million, representing a 41.9% increase over the first quarter of 1997. Average interest bearing liabilities for the first quarter of 1998 were $24.7 billion, compared with $18.7 billion a year ago. The average rate paid on interest bearing liabilities was 4.51% compared with 4.20% a year ago. The increase in the rate paid on interest bearing liabilities was due to the acquisition of First Federal that had a greater concentration of its deposits in higher cost products and wholesale liabilities.

The taxable equivalent net yield on average total assets for the current year's first quarter was 3.77% compared with 4.65% in the 1997 first quarter. The net yields on average assets have declined primarily as a result of the First Federal acquisition on March 1, 1997. Savings and loan associations, such as First Federal, generally have narrower interest margins than commercial banking institutions.

Other Operating Income

Total other operating income was $113.3 million in the first quarter of 1998, compared with $80.0 million in the 1997 first quarter. Fee income categories of trust, service charges and other fees and commissions were up 20.5% during the first quarter of 1998 compared with the first quarter of 1997, as a result of recent acquisitions and improved product marketing. Also, other operating income included an $11 million gain on the sale of a $50 million credit card portfolio in the 1998 period.

Other Operating Expenses

Other operating expenses were $192.7 million in the 1998 first quarter compared with $182.7 million for the 1997 first quarter. The minimal growth in operating expenses, when considering the acquisition, resulted from the successful integration and company-wide expense discipline. The cost: income ratio was 48.0% in the first quarter of 1998 compared with 50.1% for the first quarter of 1997.

Income Taxes

The effective tax rate was 35% in the first quarter of 1998 compared with 30% in the same quarter of 1997. Tax expense in the first quarter of 1997 benefited favorably from the recognition of deferred losses associated with prior acquisitions of related entities.




                                                                      11.


The deferred tax asset at March 31, 1998 was $50 million, net of valuation reserve of $127 million, compared with $40 million, net of valuation reserve of $131 million at December 31, 1997.


Asset Quality

The following table provides a summary of the allowance for credit losses and nonaccruing loans:

                              3 Months     3 Months        Year
                                 Ended        Ended       Ended
                               3/31/98      3/31/97    12/31/97
                              --------     --------    --------
                                       (in millions)
Allowance for Credit Losses
  Balance at beginning
    of period                   $409.4       $418.2      $418.2
  Allowance related to
    acquired companies               -         40.3        40.3
  Provision charged to income     19.5         18.4        87.4
  Net charge offs                 22.2         33.4       136.5
                                 -----        -----      ------
  Balance at end of period      $406.7       $443.5      $409.4
                                 =====        =====       =====


                                March 31,   December 31,   March 31,
                                    1998         1997        1997
                                --------    -----------    --------
                                           (in millions)
Nonaccruing Loans
  Balance at end of period       $314.0       $311.1      $342.0
  As a percent of loans
    outstanding                    1.45%        1.44%       1.61%

Nonperforming Loans and Assets *
  Balance at end of period        $330.7      $322.8      $360.6
  As a percent of total assets      1.03%       1.02%       1.12%

Allowance Ratios
  Allowance for credit losses
  as a percent of:
    Loans                           1.88%        1.89%       2.09%
    Nonaccruing loans             129.52       131.62      129.70


* Includes nonaccruing loans, other real estate and other owned assets.


Provisions for credit losses were $19.5 million in the first quarter of 1998 compared with $18.4 million in the first quarter of 1997. Although still high by historical standards, credit card delinquencies declined to 3.38% of credit card outstandings at March 31, 1998 compared with 3.77% at December 31, 1997 and 4.84% at March 31, 1997. The Company sold a $325 million credit card portfolio in April 1998 at a premium. This portfolio maintained significantly lower delinquency rates in comparison to the remaining credit card portfolio. The delinquency rate for the credit card portfolio, excluding this sold portfolio was 4.02% at March 31, 1998, compared with 4.57% at December 31, 1997 and 5.63% at March 31, 1997. Net charge offs in the credit card portfolio were $25.0 million and $29.4 million in the first quarters of 1998 and 1997, respectively. This high level has partially been offset by commercial loan net recoveries of $6.8 million in the first quarter of 1998 compared with net recoveries of $.5 million in the first quarter of 1997.

The Company identified impaired loans as defined by FAS 114 totaling $173 million at March 31, 1998, of which $57 million had a specific credit loss allowance of $21 million. At December 31, 1997, impaired loans totaled
$153 million of which $54 million had a specific credit loss allowance of $21 million.



                                                                       12.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At March 31, 1998, $10.5 billion notional value of such positions, with an estimated positive fair value of $66.6 million were outstanding. At December 31, 1997, $12.5 billion notional value of such positions, with an estimated positive fair value of $64.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At March 31, 1998, $1.0 billion notional value of such positions with an estimated negative fair value of $.8 million were outstanding. At December 31, 1997, $1.2 billion of notional value of such positions with an estimated negative fair value of $.2 million were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $300 million at March 31, 1998. Wholesale liabilities were $7.2 billion, approximately the same level as December 31, 1997. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.

Capital

Shareholders' equity was $2.0 billion at March 31, 1998, the same as at December 31, 1997.

Under risk-based capital guidelines, the Company's capital ratios were 9.18% at the Tier 1 level and 13.12% at the total capital level at March 31, 1998. These ratios compared with 9.36% at the Tier 1 level and 13.38% at the total capital level at December 31, 1997. Tier 1 and total capital includes $400 million in guaranteed mandatorily redeemable preferred securities issued by subsidiaries of the Company. These securities are classified as long-term debt on the consolidated balance sheet.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.71% at March 31, 1998 compared with 6.68% at December 31, 1997.



                                                                       13.

                                                        HSBC Americas, Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                First Quarter 1998      First Quarter 1997
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 2,007  $ 29.6  5.99 % $ 1,221  $ 17.1  5.69 %
Federal funds sold and
  securities purchased under
  resale agreements                885    12.3  5.64     1,152    14.8  5.20
Trading assets                     942    14.4  6.10       968    14.1  5.83
Securities                       3,870    59.0  6.18     3,161    48.1  6.18
Loans
  Domestic
    Commercial                   7,995   178.6  9.06     7,272   168.9  9.42
    Consumer
         Residential mortgages   9,967   172.8  6.93     5,513   104.2  7.56
         Other consumer          2,916    85.7 11.92     3,339    99.8 12.11
-----------------------------------------------------------------------------
      Total domestic            20,878   437.1  8.49    16,124   372.9  9.38
  International                    592    11.0  7.56       751    12.1  6.53
-----------------------------------------------------------------------------
      Total loans               21,470   448.1  8.46    16,875   385.0  9.25
-----------------------------------------------------------------------------
Total earning assets            29,174  $563.4  7.83 %  23,377  $479.1  8.31 %
-----------------------------------------------------------------------------
Allowance for credit losses       (408)                   (419)
Cash and due from banks          1,113                     957
Other assets                     1,198                     994
-----------------------------------------------------------------------------
Total assets                   $31,077                 $24,909
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,086  $  5.9  1.14 % $ 1,841  $  5.3  1.18 %
Consumer savings deposits        5,514    36.8  2.71     4,687    35.8  3.09
Other consumer time deposits     6,285    87.8  5.66     4,862    61.4  5.12
Commercial, public savings
 and other time deposits         2,750    29.3  4.31     1,900    18.7  3.99
Deposits in foreign offices,
 primarily banks                 2,823    37.2  5.35     1,499    18.3  4.96
-----------------------------------------------------------------------------
Total interest bearing deposits 19,458   197.0  4.10    14,789   139.5  3.83
-----------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements           1,134    16.0  5.74     1,307    16.9  5.26
Other short-term borrowings      2,444    34.8  5.77     1,198    15.3  5.18
Long-term debt                   1,615    26.6  6.70     1,362    21.6  6.42
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                   24,651  $274.4  4.51 %  18,656  $193.3  4.20 %
-----------------------------------------------------------------------------
Interest rate spread                            3.32 %                  4.11 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,721                   3,804
Other liabilities                  613                     423
Shareholders' equity             2,092                   2,026
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $31,077                 $24,909
=============================================================================
Average earning assets
           - Domestic          $26,941                 $21,257
           - International       2,233                   2,120
-----------------------------------------------------------------------------
           - Total             $29,174                 $23,377
-----------------------------------------------------------------------------
Net interest revenue
           - Domestic                   $275.3                  $268.9
           - International                13.7                    16.9
-----------------------------------------------------------------------------
           - Total                      $289.0                  $285.8
-----------------------------------------------------------------------------
Net yield on average earning assets
           - Domestic                           4.15 %                  5.13 %
           - International                      2.48                    3.24
           - Total                              4.02                    4.96
-----------------------------------------------------------------------------
Net yield on average total assets               3.77                    4.65
=============================================================================
* Interest and rates are presented on a taxable equivalent basis.


                                                                           14.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)Exhibits
   None

(b)Report on Form 8-K
   None





                                                                           15.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                HSBC Americas, Inc.
                                                    (Registrant)





Date:  May 13, 1998                     /s/       Gerald A. Ronning
                                                  Gerald A. Ronning
                                        Executive Vice President & Controller
                                             (On behalf of Registrant and
                                              as Chief Accounting Officer)