Form 10-Q
period 1998-06-30
HSBC AMERICAS INC
filed 1998-07-30
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998               Commission file number 1-2940

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




                                                                      2.


Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         June 30, 1998 and December 31, 1997                             3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 1998 and 1997                                    4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 1998 and 1997                                    5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 1998 and 1997                                          6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               16

Signatures                                                              17




                                                                  3.

                                                       HSBC Americas, Inc.
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                     June 30,     December 31,
                                                        1998             1997
------------------------------------------------------------------------------
                                                             in thousands
Assets
Cash and due from banks                         $  1,184,899    $     928,691
Interest bearing deposits with banks               3,386,532        2,643,010
Federal funds sold and securities
  purchased under resale agreements                3,331,158          497,992
Trading assets                                       764,990          979,454
Securities available for sale                      3,742,560        3,998,773
Loans                                             20,955,312       21,622,232
Less - allowance for credit losses                   406,202          409,409
------------------------------------------------------------------------------
      Loans, net                                  20,549,110       21,212,823
Premises and equipment                               211,958          225,753
Accrued interest receivable                          216,316          233,849
Intangible assets                                    474,174          481,953
Other assets                                         416,137          315,275
------------------------------------------------------------------------------
Total assets                                    $ 34,277,834    $  31,517,573
==============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                           $  4,390,084    $   4,195,248
  Interest bearing                                16,993,867       15,981,866
Interest bearing deposits in foreign offices       4,571,950        2,640,050
------------------------------------------------------------------------------
      Total deposits                              25,955,901       22,817,164
Short-term borrowings                              4,214,554        4,202,175
Interest, taxes and other liabilities                692,711          751,217
Long-term debt                                     1,368,857        1,708,064
------------------------------------------------------------------------------
Total liabilities                                 32,232,023       29,478,620
------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                            -                -
Common stock                                               5                5
Capital surplus                                    1,805,333        1,804,527
Retained earnings                                    214,472          205,112
Accumulated other comprehensive income                26,001           29,309
------------------------------------------------------------------------------
Total shareholders' equity                         2,045,811        2,038,953
------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $ 34,277,834    $  31,517,573
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                            4.

                                                            HSBC Americas, Inc.
--------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


                                Quarter ended June 30,   Six months ended June 30,
                                     1998        1997            1998        1997
----------------------------------------------------------------------------------
                                                 in thousands
Interest income
 Loans                         $  447,844 $   444,332     $   895,376 $   828,600
 Securities                        56,612      59,985         115,561     108,034
 Trading assets                    11,941      15,048          26,280      29,143
 Deposits with banks               27,921      21,351          57,562      38,477
 Federal funds sold and
  securities purchased
  under resale agreements          49,059      15,617          61,372      30,372
----------------------------------------------------------------------------------
Total interest income             593,377     556,333       1,156,151   1,034,626
----------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices             168,095     151,117         327,813     272,312
  In foreign offices               50,833      20,908          88,035      39,236
 Short-term borrowings             56,905      54,044         107,721      86,287
 Long-term debt                    23,681      30,568          50,348      52,141
----------------------------------------------------------------------------------
Total interest expense            299,514     256,637         573,917     449,976
----------------------------------------------------------------------------------
Net interest income               293,863     299,696         582,234     584,650
Provision for credit losses        19,500      21,000          39,000      39,400
----------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     274,363     278,696         543,234     545,250
----------------------------------------------------------------------------------
Other operating income
 Trust income                      11,707      10,613          22,750      21,137
 Service charges                   28,648      26,847          56,484      49,392
 Mortgage servicing income          4,856       5,521          11,927      10,497
 Other fees and commissions        34,376      33,588          70,955      64,021
 Trading revenues                   2,691       1,746           4,080       3,151
 Other income                      32,431      10,622          61,796      20,764
----------------------------------------------------------------------------------
Total other operating income      114,709      88,937         227,992     168,962
----------------------------------------------------------------------------------
                                  389,072     367,633         771,226     714,212
----------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   101,000     103,936         201,961     196,002
 Net occupancy expense             21,557      21,723          43,838      44,344
 Other expenses                    72,078      70,706         141,567     138,757
----------------------------------------------------------------------------------
Total other operating expenses    194,635     196,365         387,366     379,103
----------------------------------------------------------------------------------
Income  before taxes              194,437     171,268         383,860     335,109
Applicable income tax expense      68,200      55,200         134,500     104,500
----------------------------------------------------------------------------------
Net income                     $  126,237 $   116,068     $   249,360 $   230,609
==================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                                5.

                                                                       HSBC Americas, Inc.
------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y


                                                      Six months ended June 30,
                                                   1998                      1997
------------------------------------------------------------------------------------------
                                                Comprehensive               Comprehensive
                                             Total     Income         Total        Income
-----------------------------------------------------------------------------------------
                                                          in thousands
Preferred stock
Balance, January 1,                    $         - *            $    98,063
Redemption of stock                              -                  (98,063)
---------------------------------------------------               ----------
Balance, June 30,                                -                        -
---------------------------------------------------               ----------
Common stock
Balance, January 1,                              5                        5
---------------------------------------------------               ----------
Balance, June 30,                                5                        5
---------------------------------------------------               ----------
Capital surplus
Balance, January 1,                      1,804,527                1,803,427
Capital contribution from parent               806                      304
---------------------------------------------------               ----------
Balance, June 30,                        1,805,333                1,803,731
---------------------------------------------------               ----------
Retained earnings
Balance, January 1,                        205,112                   60,630
Net income                                 249,360  $   249,360     230,609   $   230,609
Cash dividends declared                   (240,000)                  (1,468)
---------------------------------------------------               ----------
Balance, June 30,                          214,472                  289,771
---------------------------------------------------               ----------
Accumulated other comprehensive income
Balance, January 1,                         29,309                   10,852
Unrealized losses on securities
  available for sale, net of taxes and
  reclassification adjustments              (3,308)      (3,308)     (2,959)       (2,959)
                                                      ----------                ----------
Comprehensive income                                $   246,052               $   227,650
---------------------------------------------------   ==========  ----------    ==========
Balance, June 30,                           26,001                    7,893
---------------------------------------------------               ----------
Total shareholders' equity, June 30,   $ 2,045,811              $ 2,101,400
===================================================               ==========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.


                                                                            6.

                                                                HSBC Americas, Inc.
   ------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                              Six months ended June 30,
                                                                     1998         1997
   ------------------------------------------------------------------------------------
                                                                       in thousands
   Cash flows from operating activities
       Net income                                             $   249,360  $   230,609
       Adjustments to reconcile net income to net cash
       provided (used) by operating activities
            Depreciation, amortization and deferred taxes          39,495       91,574
            Provision for credit losses                            39,000       39,400
            Net change in other accrual accounts                  (71,818)    (106,866)
            Net change in loans held for sale                    (351,018)     (49,379)
            Net change in trading assets                          216,400     (113,365)
            Other, net                                            (52,007)     (19,834)
   ------------------------------------------------------------------------------------
            Net cash provided by operating activities              69,412       72,139
   ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks        (743,522)    (197,498)
       Net change in short-term investments                    (2,833,166)  (1,441,790)
       Purchases of securities                                   (793,070)    (640,813)
       Sales of securities                                        422,606      509,843
       Maturities of securities                                   632,463      268,235
       Sales of credit card portfolios                            395,148            -
       Other net changes in credit card receivables                32,670      141,536
       Net change in other short-term loans                       (26,847)     (28,583)
       Net originations and maturities of long-term loans         597,115     (421,781)
       Cash used in acquisitions, net of cash acquired                  -     (607,388)
       Other, net                                                 (69,039)     (56,634)
   ------------------------------------------------------------------------------------
            Net cash used by investing activities              (2,385,642)  (2,474,873)
   ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                   3,138,737    1,148,632
       Net change in short-term borrowings                         12,379    1,525,374
       Repayment of long-term debt                               (338,678)    (291,370)
       Guaranteed mandatorily redeemable preferred securities
           of subsidiary                                                -      200,000
       Redemption of preferred stock                                    -      (98,063)
       Dividends paid                                            (240,000)      (2,936)
   ------------------------------------------------------------------------------------
            Net cash provided by financing activities           2,572,438    2,481,637
   ------------------------------------------------------------------------------------
   Net change in cash and due from banks                          256,208       78,903
   Cash and due from banks at beginning of period                 928,691      967,249
   ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $ 1,184,899  $ 1,046,152
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

Under the hedge accounting model, the related derivative likewise is linked to specific individual or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments. In addition, the asset, liability or event that the derivative is associated with exposes the enterprise to price or interest rate risk and the related derivative contract effectively reduces that risk. Accordingly, there must be high correlation between the changes in market value of the derivative and the fair value or cash flows associated with the hedged item so that it is probable that the results of the derivative will substantially offset the effects of price or interest rate movement on the hedged item. To the extent these criteria are satisfied, the derivative contract is accounted for on a basis consistent with that of the underlying hedged item.

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




                                                                       8.



deferred and amortized to earnings over the remaining life of the derivative. If the altered or hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.

3. Pledged Financial Instruments

At June 30, 1998, securities, loans and other assets carried at $4.8 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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


Accumulated other comprehensive income for the Company relates to unrealized losses on securities available for sale summarized as follows:

                                         Before Tax   Tax Expense    Net of Tax
                                             Amount      (Benefit)       Amount
                                         ----------   -----------    ----------
                                                     (in millions)
Six Months Ended June 30, 1998

  Unrealized holding gains arising
   during the period                          $ 1.2         $  .5         $  .7


  Less: reclassification adjustments
  for gains realized in net income
  during the period                             6.2           2.2           4.0
                                               ----          ----          ----

  Net other comprehensive income (loss)       $(5.0)        $(1.7)        $(3.3)
                                               ====          ====          ====

Six Months Ended June 30, 1997

  Unrealized holding gains arising
   during the period                          $ 4.8         $ 1.8         $ 3.0


  Less: reclassification adjustments
  for gains realized in net income
  during the period                             9.2           3.2           6.0
                                               ----          ----          ----
  Net other comprehensive income (loss)       $(4.4)        $(1.4)        $(3.0)
                                               ====          ====          ====



                                                                         9.


6.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). The provisions of FAS 131 require disclosure of financial and descriptive information about an entity's reportable operating segments. Segments are defined as components of an entity that engage in business activities that generate revenues and expenses, whose operating results are reviewed by management in the determination of resource allocation and performance and for which discrete financial information is available. FAS 131 is effective for the first annual period beginning in 1998. The Company is currently assessing the manner in which it will disclose the required information.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits (FAS 132), which will be effective for year-end 1998 financial statements. FAS 132 revises and standardizes pension and other postretirement plan disclosures. It does not change the measurement or recognition standards.

In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP 98-1). The provisions of SOP 98-1 require the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use and becomes effective for fiscal year 1999. Historically these costs were generally expensed. The statement, when implemented, is not expected to materially impact the financial position or results of operation of the Company.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation.

  - For a derivative designated as hedging the exposures to changes in the fair value of a recognized asset or liability or a firm commitment, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged.

  - For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction, the effective portion of the derivatives gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion is reported in earnings immediately.

  - For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

FAS 133 is effective beginning January 1, 2000. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.



                                                                        10.



Management's Discussion and Analysis of Financial Condition and
Results of Operations


HSBC Americas, Inc. (the Company) reported second quarter net income of $126.2 million, compared with a $116.1 million in the 1997 second quarter. For the first six months of 1998, net income was $249.4 million, compared with $230.6 million for the first six months of last year.

Net Interest Income

Net interest income for the second quarter of 1998 was $293.9 million compared with $299.7 million for the second quarter of 1997. For the first six months of 1998, net interest income was $582.2 million compared with $584.7 million for the first six months of 1997.

Interest income of $593.4 million in the second quarter of 1998 was 6.7% higher than the second quarter of 1997. Average earning assets of $31.0 billion for the second quarter of 1998 were 10.6% higher than a year ago. Specifically, average short-term investments increased by $2.7 billion over 1997 levels. The average rate earned on earning assets was 7.68% for the second quarter of 1998 compared with 7.96% a year ago. The average rate earned in the second quarter of 1998 was impacted by a significant increase in short term treasury assets and by a change in the mix of loans, with more commercial and fewer consumer loans. Interest income of $1,156.1 million for the first six months of 1998 was 11.7% higher than the first six months of 1997. Average earning assets of $30.1 billion for the first six months of 1998 were 17.0% higher than the first six months of 1997. The average rate earned on earning assets was 7.75% for the first six months of 1998 compared with 8.12% a year ago.

Interest expense for the second quarter of 1998 was $299.5 million, representing a 16.7% increase over the second quarter of 1997. Average interest bearing liabilities for the second quarter of 1998 were $26.5 billion, 12.3% higher than a year ago. A significant part of the increase in average interest bearing liabilities was attributable to higher levels of deposits placed by other members of the HSBC Group. The average rate paid on interest bearing liabilities was 4.54% compared with 4.37% a year ago. Interest expense for the first six months of 1998 was $573.9 million or 27.5% above the first six months of 1997. Average interest bearing liabilities for the first six months of 1998 were $25.6 billion, 21.0% higher than a year ago. The average rate paid on interest bearing liabilities was 4.53% for the first six months of 1998 compared with 4.29% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 1998 was 3.58%, compared with 4.02% a year ago. The taxable equivalent net yield on average total assets for the first six months of 1998 was 3.67%, compared with 4.30% a year ago. The decrease in net yield was a direct result of the March 1, 1997 acquisition of First Federal Savings and Loan Association of Rochester as savings and loan associations generally have lower margins as well as the change in mix of loans described above and the placement of the higher level of HSBC Group deposits in short-term investments.

Other Operating Income

For the second quarter of 1998, total other operating income was $114.7 million, compared with $88.9 million in the 1997 second quarter. For the first six months of 1998, total other operating income was $228.0 million, compared with $169.0 million for the first six months of 1997. Other income for the first six months of 1998 includes gains of $28.1 million on the sales of selected credit card portfolios. Other operating income also benefited from increases in service charges, gains on sale of residential loans and commissions on the sale of mutual funds and securities.



                                                                        11.



Other Operating Expenses

Other operating expenses were $194.6 million in the 1998 second quarter compared with $196.4 million for the 1997 second quarter. Other operating expenses were $387.4 million for the first six months of 1998 compared with $379.1 million a year ago. The cost:income ratio was 47.6% in the second quarter of 1998 and 47.8% for the first six months of 1998, compared with 50.5% and 50.3% for the same periods of 1997, respectively.

As further described in the 1997 Annual Report on Form 10-K, the Company is cognizant of the issues that the Year 2000 could have on its operating and processing systems. A comprehensive plan has been developed, with critical application coding and testing to be completed by December 31, 1998. In addition, the Company continues contact with its vendors, outside service providers, customers and intermediaries to determine their level of preparedness. The Company estimates that the total cost of the project will range between $50 million and $60 million of which approximately $25 million has been incurred to date, including $18 million in the first half of 1998. These costs include capitalizable costs of upgrading personal computers and replacing software. Currently, management does not anticipate material incremental costs will be incurred in any single period since, generally, the costs represent the redeployment of existing information technology resources.

Income Taxes

The effective rate was 35% in the first half of 1998 compared with 31% in the first half of 1997. Tax expense in the first half of 1997 benefited favorably from the recognition of deferred losses associated with prior acquisitions of related entities.

The net deferred tax asset at June 30, 1998 was $50 million, net of valuation reserve of $113 million, compared with $40 million, net of valuation reserve of $131 million at December 31, 1997.


Asset Quality

The following tables provide a summary of the allowance for credit losses and nonperforming assets.

                                        2nd       2nd   6 Months       Year   6 Months
                                    Quarter   Quarter      Ended      Ended      Ended
                                       1998      1997    6/30/98   12/31/97    6/30/97
                                    -------   -------   --------   --------   --------
                                                    (in millions)
Allowance for Credit Losses
Balance at beginning of period       $406.7    $443.5     $409.4     $418.2     $418.2
Allowance related to acquired
 companies                                -         -          -       40.3       40.3
Provision charged to income            19.5      21.0       39.0       87.4       39.4
Net charge offs                        20.0      32.9       42.2      136.5       66.3
                                      -----     -----      -----      -----      -----
Balance at end of period             $406.2    $431.6     $406.2     $409.4     $431.6
                                      =====     =====      =====      =====      =====



                                              June 30,      December 31,       June 30,
                                                 1998              1997           1997
                                              -------       -----------        -------
                                                           (in millions)
Nonaccruing Loans
Balance at end of period                       $283.9            $311.1         $309.6
As a percent of loans outstanding                1.35%             1.44%          1.48%

Nonperforming Loans and Assets*
Balance at end of period                       $300.3            $322.8         $318.1
As a percent of total assets                      .88%             1.02%           .97%

Allowance Ratios
Allowance for credit losses as
 a percent of:
    Loans                                        1.94%             1.89%          2.06%
    Nonaccruing loans                          143.07            131.62         139.40

* Includes nonaccruing loans, other real estate and other owned assets.



                                                                      12.




Provisions for credit losses were $19.5 million in the second quarter of 1998 compared with $21.0 million in the second quarter of 1997. Provisions for credit losses for the first half of 1998 were $39.0 million compared with $39.4 million during the first half of 1997. Net charge offs in the credit card portfolio were $45.8 million and $63.6 million in the first half of 1998 and 1997, respectively. The Company sold a $325 million credit card portfolio in the second quarter of 1998. This portfolio maintained significantly lower delinquency rates in comparison to the remaining credit card portfolio. Although still high by historical standards, credit card delinquencies have declined in the 1998 period. The delinquency rate for the credit card portfolio, excluding this sold portfolio, was 4.16% at June 30, 1998, compared with 4.57% at December 31, 1997 and 5.63% at June 30, 1997. This high level has partially been offset by net recoveries of $10.9 million in the commercial loan portfolio in the first half of 1998 compared with net recoveries of $5.8 million in the first half of 1997.

The Company identified impaired loans as defined by FAS 114 totaling $163 million at June 30, 1998, of which $61 million had a specific credit loss allowance of $22 million. At December 31, 1997, impaired loans totaled $153 million, of which $54 million had a specific credit loss allowance of $21 million.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income and expense stream of certain on-balance sheet assets and liabilities. At June 30, 1998, $10.1 billion notional value of such positions, with an estimated positive fair value of approximately $89.7 million were outstanding. At December 31, 1997, $12.5 billion notional value of such positions, with an estimated positive fair value of $64.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At June 30, 1998, $.8 billion notional value of such positions, with an estimated negative fair value of $.1 million were outstanding. At December 31, 1997, $1.2 billion of notional value of such positions, with an estimated negative fair value of $.2 million were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $300 million at June 30, 1998. Wholesale liabilities were $9.1 billion at June 30, 1998 compared with $7.1 billion at December 31, 1997. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.




                                                                      13.


Capital

Shareholders' equity was $2.0 billion at June 30, 1998 approximately the same level as December 31, 1997.

Under risk-based capital guidelines, the Company's capital ratios were 8.98% at the Tier 1 level and 12.85% at the total capital level at June 30, 1998. These ratios compare with 9.36% at the Tier 1 level and 13.38% at the total capital level at December 31, 1997. Tier 1 and total capital includes $400 million guaranteed mandatorily redeemable preferred securities issued by subsidiaries of the Company. These securities are classified as long-term debt on the consolidated balance sheet.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.33% at June 30, 1998 compared with 6.68% at December 31, 1997.

Pending Acquisition

The Company has received approval from the Federal Deposit Insurance Corporation and is awaiting approval from the Board of Governors of the Federal Reserve to acquire the commercial loan portfolio and assume certain deposit liabilities of the New York and Chicago branches and the related Cayman Islands branch and International Banking Facility (together, the Branches) of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank). The Company and HongkongBank are wholly-owned subsidiaries of HSBC Holdings plc. The Branches have approximately $2.6 billion in loans outstanding and $150 million of related deposits. Funding for the transaction will probably be provided by several sources including sale of short-term investments and increased deposit balances.

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results discussed.

                                                                       14.

                                                        HSBC Americas, Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Second Quarter 1998     Second Quarter 1997
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 1,901  $ 27.9  5.89 % $ 1,465  $ 21.4  5.84 %
Federal funds sold and
  securities purchased under
  resale agreements              3,520    49.1  5.59     1,096    15.6  5.72
Trading assets                     787    12.0  6.09       985    15.1  6.12
Securities                       3,753    56.6  6.05     3,821    60.0  6.30
Loans
  Domestic
    Commercial                   8,252   181.6  8.83     7,449   165.2  8.90
    Consumer
         Residential mortgages   9,648   176.2  7.31     9,529   175.9  7.38
         Other consumer          2,567    79.8 12.47     3,052    92.8 12.19
-----------------------------------------------------------------------------
      Total domestic            20,467   437.6  8.58    20,030   433.9  8.69
  International                    606    10.8  7.13       670    11.1  6.68
-----------------------------------------------------------------------------
      Total loans               21,073   448.4  8.53    20,700   445.0  8.62
-----------------------------------------------------------------------------
Total earning assets            31,034  $594.0  7.68 %  28,067  $557.1  7.96 %
-----------------------------------------------------------------------------
Allowance for credit losses       (406)                   (434)
Cash and due from banks          1,141                     974
Other assets                     1,261                   1,387
-----------------------------------------------------------------------------
Total assets                   $33,030                 $29,994
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,103  $  5.9  1.13 % $ 2,033  $  5.8  1.15 %
Consumer savings deposits        5,511    37.1  2.70     5,681    42.6  3.01
Other consumer time deposits     6,313    88.4  5.61     6,381    82.3  5.17
Commercial, public savings
 and other time deposits         3,325    36.7  4.43     1,977    20.4  4.13
Deposits in foreign offices,
 primarily banks                 3,814    50.8  5.35     1,613    20.9  5.20
-----------------------------------------------------------------------------
Total interest bearing deposits 21,066   218.9  4.17    17,685   172.0  3.90
-----------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             769    10.7  5.56     2,618    35.8  5.49
Other short-term borrowings      3,204    46.2  5.79     1,298    18.2  5.63
Long-term debt                   1,436    23.7  6.61     1,975    30.6  6.21
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                   26,475  $299.5  4.54 %  23,576  $256.6  4.37 %
-----------------------------------------------------------------------------
Interest rate spread                            3.14 %                  3.59 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,780                   3,868
Other liabilities                  679                     517
Shareholders' equity             2,096                   2,033
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $33,030                 $29,994
=============================================================================
Average earning assets
           - Domestic          $28,666                 $25,772
           - International       2,368                   2,295
-----------------------------------------------------------------------------
           - Total             $31,034                 $28,067
-----------------------------------------------------------------------------
Net interest revenue
           - Domestic                   $285.6                  $284.0
           - International                 8.9                    16.5
-----------------------------------------------------------------------------
           - Total                      $294.5                  $300.5
-----------------------------------------------------------------------------
Net yield on average earning assets
           - Domestic                           4.00 %                  4.42 %
           - International                      1.51                    2.89
           - Total                              3.81                    4.29
-----------------------------------------------------------------------------
Net yield on average total assets               3.58                    4.02
=============================================================================
* Interest and rates are presented on a taxable equivalent basis.


                                                                           15.

                                                          HSBC Americas, Inc.
---------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Six Months 1998           Six Months 1997
                              Balance  Interest    Rate Balance  Interest    Rate
---------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                   $ 1,953  $   57.5  5.94 % $ 1,344  $   38.5  5.77 %
Federal funds sold and
  securities purchased under
  resale agreements              2,210      61.4  5.60     1,123      30.4  5.45
Trading assets                     864      26.3  6.10       977      29.2  5.98
Securities                       3,812     115.7  6.12     3,493     108.2  6.25
Loans
  Domestic
    Commercial                   8,124     360.2  8.94     7,361     334.2  9.15
    Consumer
         Residential mortgages   9,806     349.0  7.12     7,559     281.6  7.45
         Other consumer          2,741     165.5 12.18     3,168     191.0 12.16
---------------------------------------------------------------------------------
      Total domestic            20,671     874.7  8.53    18,088     806.8  8.99
  International                    599      21.8  7.34       710      23.2  6.60
---------------------------------------------------------------------------------
      Total loans               21,270     896.5  8.50    18,798     830.0  8.90
---------------------------------------------------------------------------------
Total earning assets            30,109  $1,157.4  7.75 %  25,735  $1,036.3  8.12 %
---------------------------------------------------------------------------------
Allowance for credit losses       (407)                     (426)
Cash and due from banks          1,127                       965
Other assets                     1,230                     1,191
---------------------------------------------------------------------------------
Total assets                   $32,059                   $27,465
=================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,094  $   11.8  1.13 % $ 1,937  $   11.2  1.16 %
Consumer savings deposits        5,513      74.0  2.70     5,187      78.4  3.05
Other consumer time deposits     6,299     176.1  5.64     5,625     143.7  5.15
Commercial, public savings
    and other time deposits      3,040      66.0  4.38     1,939      39.1  4.06
Deposits in foreign offices,
 primarily banks                 3,321      88.0  5.35     1,557      39.2  5.08
---------------------------------------------------------------------------------
Total interest bearing deposits 20,267     415.9  4.14    16,245     311.6  3.87
---------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             951      26.7  5.67     1,966      52.8  5.42
Other short-term borrowings      2,826      81.0  5.78     1,248      33.5  5.41
Long-term debt                   1,525      50.3  6.66     1,670      52.1  6.29
---------------------------------------------------------------------------------
Total interest bearing
  liabilities                   25,569  $  573.9  4.53 %  21,129  $  450.0  4.29 %
---------------------------------------------------------------------------------
Interest rate spread                              3.22 %                    3.83 %
---------------------------------------------------------------------------------
Noninterest bearing deposits     3,750                     3,836
Other liabilities                  646                       470
Shareholders' equity             2,094                     2,030
---------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $32,059                   $27,465
=================================================================================
Average earning assets
           - Domestic          $27,808                   $23,527
           - International       2,301                     2,208
---------------------------------------------------------------------------------
           - Total             $30,109                   $25,735
---------------------------------------------------------------------------------
Net interest revenue
           - Domestic                   $  560.9                  $  552.7
           - International                  22.6                      33.6
---------------------------------------------------------------------------------
           - Total                      $  583.5                  $  586.3
---------------------------------------------------------------------------------
Net yield on average earning assets
           - Domestic                             4.07 %                    4.74 %
           - International                        1.98                      3.07
           - Total                                3.91                      4.59
---------------------------------------------------------------------------------
Net yield on average total assets                 3.67                      4.30
=================================================================================
* Interest and rates are presented on a taxable equivalent basis.




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




                                 HSBC Americas, Inc.
                                    (Registrant)





Date: July 30, 1998              /s/      Gerald A. Ronning
                                          Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                     as Chief Accounting Officer)