Form 10-Q
period 1998-09-30
HSBC AMERICAS INC
filed 1998-11-05
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998          Commission file number 1-2940

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

This report includes a total of 18 pages.




                                                                      2.



Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         September 30, 1998 and December 31, 1997                        3

         Consolidated Statement of Income
         For The Quarter and Nine Months
         Ended September 30, 1998 and 1997                               4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Nine Months
         Ended September 30, 1998 and 1997                               5

         Consolidated Statement of Cash Flows
         For The Nine Months Ended
         September 30, 1998 and 1997                                     6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               17

Signatures                                                              18




                                                                   3.

                                                       HSBC Americas, Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                 September 30,     December 31,
                                                         1998             1997
-------------------------------------------------------------------------------
                                                          in thousands
Assets
Cash and due from banks                          $    937,676    $     928,691
Interest bearing deposits with banks                3,836,338        2,643,010
Federal funds sold and securities
  purchased under resale agreements                 1,634,540          497,992
Trading assets                                        894,111          979,454
Securities available for sale                       4,022,910        3,998,773
Loans                                              21,063,361       21,622,232
Less - allowance for credit losses                    402,684          409,409
-------------------------------------------------------------------------------
      Loans, net                                   20,660,677       21,212,823
Premises and equipment                                208,042          225,753
Accrued interest receivable                           213,890          233,849
Intangible assets                                     469,841          481,953
Other assets                                          464,043          315,275
-------------------------------------------------------------------------------
Total assets                                     $ 33,342,068    $  31,517,573
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  3,909,959    $   4,195,248
  Interest bearing                                 16,853,382       15,981,866
Interest bearing deposits in foreign offices        4,894,946        2,640,050
-------------------------------------------------------------------------------
      Total deposits                               25,658,287       22,817,164
Short-term borrowings                               3,415,730        4,202,175
Interest, taxes and other liabilities                 880,068          751,217
Long-term debt                                      1,298,314        1,708,064
-------------------------------------------------------------------------------
Total liabilities                                  31,252,399       29,478,620
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                             -                -
Common stock                                                5                5
Capital surplus                                     1,805,867        1,804,527
Retained earnings                                     218,550          205,112
Accumulated other comprehensive income                 65,247           29,309
-------------------------------------------------------------------------------
Total shareholders' equity                          2,089,669        2,038,953
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 33,342,068    $  31,517,573
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                        4.

                                                            HSBC Americas, Inc.
----------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


                                        Quarter ended           Nine months ended
                                         September 30,               September 30,
                                     1998        1997            1998        1997
----------------------------------------------------------------------------------
                                                 in thousands
Interest income
 Loans                         $  440,269 $   452,153     $ 1,335,644 $ 1,280,753
 Securities                        55,764      55,912         171,325     163,946
 Trading assets                    12,003      14,731          38,283      43,874
 Deposits with banks               31,346      26,299          88,908      64,777
 Federal funds sold and
  securities purchased
  under resale agreements          54,531      12,391         115,903      42,763
----------------------------------------------------------------------------------
Total interest income             593,913     561,486       1,750,063   1,596,113
----------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices             166,593     155,982         494,406     428,295
  In foreign offices               66,460      27,429         154,495      66,665
 Short-term borrowings             50,785      49,088         158,505     135,376
 Long-term debt                    22,266      30,350          72,614      82,490
----------------------------------------------------------------------------------
Total interest expense            306,104     262,849         880,020     712,826
----------------------------------------------------------------------------------
Net interest income               287,809     298,637         870,043     883,287
Provision for credit losses        20,000      24,000          59,000      63,400
----------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     267,809     274,637         811,043     819,887
----------------------------------------------------------------------------------
Other operating income
 Trust income                      11,737      10,469          34,487      31,605
 Service charges                   28,746      26,837          85,230      76,228
 Mortgage servicing income          4,220       5,195          16,146      15,693
 Other fees and commissions        36,673      34,765         107,629      98,786
 Trading revenues                   1,385       1,619           5,465       4,771
 Other income                      19,302      14,242          81,098      35,006
----------------------------------------------------------------------------------
Total other operating income      102,063      93,127         330,055     262,089
----------------------------------------------------------------------------------
                                  369,872     367,764       1,141,098   1,081,976
----------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   104,959     104,263         306,920     300,266
 Net occupancy expense             23,106      23,369          66,945      67,713
 Other expenses                    64,629      74,337         206,195     213,093
----------------------------------------------------------------------------------
Total other operating expenses    192,694     201,969         580,060     581,072
----------------------------------------------------------------------------------
Income  before taxes              177,178     165,795         561,038     500,904
Applicable income tax expense      58,100      45,800         192,600     150,300
----------------------------------------------------------------------------------
Net income                     $  119,078 $   119,995     $   368,438 $   350,604
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

                                                                                5.

                                                                       HSBC Americas, Inc.
------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y


                                                   Nine months ended September 30,
                                                   1998                      1997
------------------------------------------------------------------------------------------
                                                  Comprehensive             Comprehensive
                                             Total       Income       Total        Income
------------------------------------------------------------------------------------------
                                                                in thousands
Preferred stock
Balance, January 1,                    $         - *            $    98,063
Redemption of stock                              -                  (98,063)
---------------------------------------------------               ----------
Balance, September 30,                           -                        -
---------------------------------------------------               ----------
Common stock
Balance, January 1,                              5                        5
---------------------------------------------------               ----------
Balance, September 30,                           5                        5
---------------------------------------------------               ----------
Capital surplus
Balance, January 1,                      1,804,527                1,803,427
Capital contribution from parent             1,340                      698
---------------------------------------------------               ----------
Balance, September 30,                   1,805,867                1,804,125
---------------------------------------------------               ----------
Retained earnings
Balance, January 1,                        205,112                   60,630
Net income                                 368,438  $   368,438     350,604   $   350,604
Cash dividends declared                   (355,000)                (201,468)
---------------------------------------------------               ----------
Balance, September 30,                     218,550                  209,766
---------------------------------------------------               ----------
Accumulated other comprehensive income
Balance, January 1,                         29,309                   10,852
Unrealized gains on securities
  available for sale, net of taxes and
  reclassification adjustments              35,938       35,938      11,163        11,163
                                                      ----------                ----------
Comprehensive income                                $   404,376               $   361,767
---------------------------------------------------   ==========  ----------    ==========
Balance, September 30,                      65,247                   22,015
---------------------------------------------------               ----------
Total shareholders' equity,
   September 30,                       $ 2,089,669              $ 2,035,911
===================================================               ==========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.



                                                                            6.

                                                                HSBC Americas, Inc.
   ------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                        Nine months ended September 30,
                                                                     1998         1997
   ------------------------------------------------------------------------------------
                                                                      in thousands
   Cash flows from operating activities
       Net income                                             $   368,438  $   350,604
       Adjustments to reconcile net income to net cash
       provided (used) by operating activities
            Depreciation, amortization and deferred taxes          72,253      102,726
            Provision for credit losses                            59,000       63,400
            Net change in other accrual accounts                 (128,295)      21,241
            Net change in loans held for sale                    (328,621)    (320,781)
            Net change in trading assets                           68,448     (133,164)
            Other, net                                            (96,402)     (32,616)
   ------------------------------------------------------------------------------------
            Net cash provided by operating activities              14,821       51,410
   ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks      (1,193,328)    (180,984)
       Net change in short-term investments                    (1,136,548)     527,032
       Purchases of securities                                 (1,652,493)  (1,309,331)
       Sales of securities                                      1,222,732    1,104,044
       Maturities of securities                                   712,046      517,293
       Sales of credit card portfolios                            395,148            -
       Other net changes in credit card receivables                56,500      (45,939)
       Net change in other short-term loans                       (31,070)      (3,600)
       Net originations and maturities of long-term loans         421,473     (670,323)
       Cash used in acquisitions, net of cash acquired                  -     (607,388)
       Other, net                                                 (81,017)     (11,691)
   ------------------------------------------------------------------------------------
            Net cash used by investing activities              (1,286,557)    (680,887)
   ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                   2,841,123       53,741
       Net change in short-term borrowings                       (786,445)   1,041,991
       Repayment of long-term debt                               (408,957)    (421,683)
       Guaranteed mandatorily redeemable preferred securities
           of subsidiary                                                -      200,000
       Redemption of preferred stock                                    -      (98,063)
       Dividends paid                                            (365,000)      (2,936)
   ------------------------------------------------------------------------------------
            Net cash provided by financing activities           1,280,721      773,050
   ------------------------------------------------------------------------------------
   Net change in cash and due from banks                            8,985      143,573
   Cash and due from banks at beginning of period                 928,691      967,249
   ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $   937,676  $ 1,110,822
   ====================================================================================
   The accompanying notes are an integral part of the consolidated financial statements.



                                                                         7.


Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accounting and reporting policies of HSBC Americas, Inc. (the Company) and its subsidiaries including its principal subsidiary, Marine Midland Bank, conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies are consistent with those applied in the presentation of the Company's annual financial statements, except as noted below.

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

3.  Pledged Financial Instruments

At September 30, 1998, securities, loans and other assets carried at $4.1 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

4. Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125), that were required to be adopted on that date, on a prospective basis, and adopted the remaining provisions of FAS 125 on January 1, 1998. FAS 125 established criteria primarily based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. The adoption of the provisions of FAS 125 including those provisions where adoption was delayed until January 1, 1998, did not have a material effect on the financial position or results of operations of the Company.

5.  Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS
130). FAS 130 establishes standards for reporting the components of comprehensive income and requires that all such components be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income as well as certain items that are reported directly within a separate component of shareholders' equity. The Company has reported comprehensive income in the consolidated statement of changes in shareholders' equity. The disclosure requirements of FAS 130 have no impact on the financial position or results of operations of the Company.


Accumulated other comprehensive income for the Company relates to unrealized gains on securities available for sale summarized as follows:

                                         Before Tax         Tax     Net of Tax
                                             Amount     Expense         Amount
                                         ----------     -------     ----------
                                                   (in millions)
Nine Months Ended September 30, 1998
------------------------------------
  Unrealized holding gains arising
   during the period                          $66.0       $23.2          $42.8

  Less: reclassification adjustments
  for gains realized in net income
  during the period                            10.6         3.7            6.9
                                               ----        ----           ----
  Net other comprehensive income              $55.4       $19.5          $35.9
                                               ====        ====           ====


Nine Months Ended September 30, 1997
------------------------------------
  Unrealized holding gains arising
   during the period                          $31.5       $11.1          $20.4

  Less: reclassification adjustments
  for gains realized in net income
  during the period                            14.1         4.9            9.2
                                               ----        ----           ----
  Net other comprehensive income              $17.4       $ 6.2          $11.2
                                               ====        ====           ====


                                                                        9.


6.  New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (FAS 131). The provisions of FAS 131 require disclosure of financial and descriptive information about an entity's reportable operating segments. Segments are defined as components of an entity that engage in business activities that generate revenues and expenses, whose operating results are reviewed by management in the determination of resource allocation and performance and for which discrete financial information is available. The Company is currently assessing the manner in which it will disclose FAS 131 information, which is required to be presented in the Company's 1998 Annual Report on Form 10-K.

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

  - For a derivative designated as hedging the exposure to variable cash flows, the derivatives gain or loss associated with the effective portion of the hedge is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion is reported in earnings immediately.

  - For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change in fair value.

FAS 133 is effective beginning January 1, 2000. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.



                                                                        10.


Management's Discussion and Analysis of Financial Condition and
Results of Operations


HSBC Americas, Inc. (the Company) reported third quarter net income of $119.1 million, compared with a $120.0 million in the 1997 third quarter. For the first nine months of 1998, net income was $368.4 million, compared with $350.6 million for the first nine months of last year.

Net Interest Income

Net interest income for the third quarter of 1998 was $287.8 million compared with $298.6 million for the third quarter of 1997. For the first nine months of 1998, net interest income was $870.0 million compared with $883.3 million for the first nine months of 1997.

Interest income of $593.9 million in the third quarter of 1998 was 5.8% higher than the third quarter of 1997. Average earning assets of $31.6 billion for the third quarter of 1998 were 10.8% higher than a year ago. The average rate earned on earning assets was 7.47% for the third quarter of 1998 compared with 7.83% a year ago. The average rate earned in the third quarter of 1998 was impacted by a significant increase in short-term treasury assets and by a change in mix of loans, with more lower yielding commercial and fewer higher
yielding consumer loans.   Interest income of $1,750.0 million for the first
nine months of 1998 was 9.6% higher than the first nine months of 1997. Average earning assets of $30.6 billion for the first nine months of 1998 were 14.8% higher than the first nine months of 1997. The average rate earned on earning assets was 7.65% for the first nine months of 1998 compared with 8.01% a year ago.

Interest expense for the third quarter of 1998 was $306.1 million, representing a 16.5% increase over the third quarter of 1997. Average interest bearing liabilities for the third quarter of 1998 were $27.0 billion, 13.6% higher than a year ago. A significant part of the increase in average interest bearing liabilities was attributable to higher levels of deposits placed by other members of the HSBC Group. The average rate paid on interest bearing liabilities was 4.51% compared with 4.39% a year ago. Interest expense for the first nine months of 1998 was $880.0 million or 23.5% above the first nine months of 1997. Average interest bearing liabilities for the first nine months of 1998 were $26.0 billion, 18.3% higher than a year ago. The average rate paid on interest bearing liabilities was 4.52% for the first nine months of 1998 compared with 4.33% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 1998 was 3.41%, compared with 3.93% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 1998 was 3.58%, compared with 4.17% a year ago. The decrease in net yield was a direct result of the change in mix of loans described above, the placement of the higher level of HSBC Group deposits in short-term investments, and the impact of a flatter yield curve and competitive pricing pressures.

Other Operating Income

For the third quarter of 1998, total other operating income was $102.1 million, compared with $93.1 million in the 1997 third quarter. For the first nine months of 1998, total other operating income was $330.1 million, compared with $262.1 million for the first nine months of 1997. Other income for the first nine months of 1998 included gains of $28.1 million on the sales of selected credit card portfolios. Other operating income also benefited from increases in service charges, gains on sale of residential loans and commissions on the sale of mutual funds and securities.



                                                                        11.


Other Operating Expenses

Other operating expenses were $192.7 million in the 1998 third quarter compared with $202.0 million for the 1997 third quarter. Other operating expenses were $580.1 million for the first nine months of 1998 compared with $581.1 million a year ago. The cost:income ratio was 49.4% in the third quarter of 1998 and 48.3% for the first nine months of 1998, compared with 51.6% and 50.7% for the same periods of 1997, respectively.

Year 2000

The Company recognizes the significant challenge posed by the approach of the new millennium on the ability of systems around the world to properly recognize the date change to January 1, 2000. Year 2000 readiness is the Company's top priority. The project is managed as a corporate-wide effort and receives the highest level of commitment from senior management. Progress of the Year 2000 project is reported to the Board of Directors at each meeting.

The project is organized in the following phases: awareness, assessment, renovation, validation and implementation. The awareness and assessment phases have been completed and the remaining three phases are all over 75% complete as of September 30, 1998. The Company has evaluated all of its IT systems as to whether they are mission critical to the organization and has prioritized its efforts to ensure that these systems are addressed promptly. These mission critical systems, with the exception of one system which will be remediated in the first quarter of 1999, are expected to be remediated for Year 2000 compliance by the end of 1998.

In the early phases of the project, the Company conducted an impact analysis whereby data processing environments, systems and applications were identified for their date sensitivity. An inventory database of these items was developed in preparation for remediation tracking and reporting to ensure that all potential areas that could be affected were addressed.

The Company has also evaluated the potential effect of the Year 2000 on its non-IT systems used to conduct business at its facilities including building security systems, heating, lighting, elevators, fire alarm systems and other equipment. Non-IT systems have been inventoried and Year 2000 questionnaires have been sent to the Company's office equipment vendors and landlords to determine the status of their Year 2000 readiness.

The readiness of the Company's customers, business partners and suppliers is also receiving significant attention. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness. An inventory of the status of all vendors and suppliers has been completed and their products and services are being tested for Year 2000 compliance. Information received from third parties is being analyzed as part of the process of evaluating our options and attempting to mitigate third-party risk.

The Company is presently revising its corporate-wide business continuity plans to include continuity in the event of major Year 2000 system failures. These plans will be based on the Company's current disaster recovery plans modified to address Year 2000 risks. Each business unit of the Company has assessed the potential impact of the Year 2000 for consideration in the contingency planning exercise. The Company expects to complete its contingency planning by March 31, 1999.

The Company believes that significant Year 2000 failures in the Company's systems or the systems of its customers, business partners, suppliers or other HSBC Group affiliates with which it conducts business, could ultimately have a material adverse effect on its financial position or results of operations. The Company assesses its worst case Year 2000 scenarios to include: (1) material credit losses due to Year 2000 failures adversely affecting its large commercial banking customer base and (2) liquidity strain resulting from potential disruption of the global financial markets stemming from significant Year 2000 failures.



                                                                        12.


The Company will expend significant effort through mid-1999 in completing the testing of its IT systems. The Company will continue developing its contingency plans and evaluating third-party risk throughout 1999.

The Company estimates that the total cost of the project will range between $50 million and $60 million, including $10 million relating to non-IT projects. Approximately $36 million has been incurred to date for the total project, including $27 million in the first nine months of 1998. These costs include total estimated capitalizable costs of $16 million for upgrading personal computers and replacing software, of which $7 million has been incurred through September 30, 1998. Management does not anticipate any material incremental costs to be incurred in any single period as generally the costs represent the redeployment of existing IT resources. Although the redeployment has resulted in deferral of other IT projects, the Company does not expect the deferrals will have a material effect on its financial position or results of operations.

Income Taxes

The effective rate was 34% in the first nine months of 1998 compared with 30% in the first nine months of 1997. Tax expense in 1997 benefited favorably from the recognition of deferred losses associated with prior acquisitions of related entities. The net deferred tax asset at September 30, 1998 was $45 million, including a valuation reserve of $98 million, compared with $40 million, including a valuation reserve of $131 million at December 31, 1997.


Asset Quality

The following tables provides a summary of the allowance for credit losses and nonperforming assets.

                                   3rd       3rd   9 Months       Year   9 Months
                               Quarter   Quarter      Ended      Ended      Ended
                                  1998      1997    9/30/98   12/31/97    9/30/97
                               -------   -------   --------   --------   --------
                                               (in millions)
Allowance for Credit Losses
Balance at beginning of period  $406.2    $431.6     $409.4     $418.2     $418.2
Allowance related to acquired
  companies                          -         -          -       40.3       40.3
Provision charged to income       20.0      24.0       59.0       87.4       63.4
Net charge offs                   23.5      28.2       65.7      136.5       94.5
                                 -----     -----      -----      -----      -----
Balance at end of period        $402.7    $427.4     $402.7     $409.4     $427.4
                                 =====     =====      =====      =====      =====


                                   September 30,     December 31,    September 30,
                                           1998             1997             1997
                                   ------------      -----------     ------------
                                                    (in millions)
Nonaccruing Loans
Balance at end of period                 $287.9           $311.1           $321.4
As a percent of loans outstanding          1.37%            1.44%            1.49%

Nonperforming Loans and Assets*
Balance at end of period                 $301.3           $322.8           $327.0
As a percent of total assets                .90%            1.02%            1.04%

Allowance Ratios
Allowance for credit losses as a
 percent of:
    Loans                                  1.91%            1.89%            1.98%
    Nonaccruing loans                    139.85           131.62           132.95


* Includes nonaccruing loans, other real estate and other owned assets.



                                                                      13.


Provisions for credit losses were $20.0 million in the third quarter of 1998 compared with $24.0 million in the third quarter of 1997. Provisions for credit losses for the first nine months of 1998 were $59.0 million compared with $63.4 million during the first nine months of 1997. Net charge offs in the credit card portfolio were $65.8 million and $94.9 million in the first nine months of 1998 and 1997, respectively. The Company sold a $325 million credit card portfolio which maintained significantly lower delinquency rates in comparison to the remaining credit card portfolio. Although still high by historical standards, credit card delinquencies have declined in the 1998 period. The delinquency rate for the credit card portfolio, excluding this sold portfolio, was 4.34% at September 30, 1998, compared with 4.57% at December 31, 1997 and 5.28% at September 30, 1997. This high level has partially been offset by net recoveries of $10.7 million in the commercial loan portfolio in the first nine months of 1998 compared with net recoveries of $11.6 million in the first nine months of 1997.

The Company identified impaired loans totaling $172 million at September 30, 1998, of which $53 million had a specific loan loss allowance of $23 million. At December 31, 1997, impaired loans totaled $153 million, of which $54 million had a specific loan loss allowance of $21 million.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income and expense stream of certain on-balance sheet assets and liabilities. At September 30, 1998, $12.1 billion notional value of such positions, with an estimated positive fair value of approximately $216.8 million were outstanding. At December 31, 1997, $12.5 billion notional value of such positions, with an estimated positive fair value of $64.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At September 30, 1998, $.6 billion notional value of such positions with an estimated positive fair value of $.6 million were outstanding. At December 31, 1997 $1.2 billion of notional value of such positions with an estimated negative fair value of $.2 million, were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $300 million at September 30, 1998. Wholesale liabilities were $8.6 billion at September 30, 1998 compared with $7.1 billion at December 31, 1997. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.



                                                                      14.


Capital

Shareholders' equity was $2.1 billion at September 30, 1998 and $2.0 billion at December 31, 1997.

Under risk-based capital guidelines, the Company's capital ratios were 8.90% at the Tier 1 level and 12.74% at the total capital level at September 30, 1998. These ratios compare with 9.36% at the Tier 1 level and 13.38% at the total capital level at December 31, 1997. Tier 1 and total capital includes $400 million guaranteed mandatorily redeemable preferred securities issued by subsidiaries of the Company. These securities are classified as long-term debt on the consolidated balance sheet.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.27% at September 30, 1998 compared with 6.68% at December 31, 1997.

Pending Acquisition

The Company has received approval from the Federal Deposit Insurance Corporation and is awaiting approval from the Board of Governors of the Federal Reserve to acquire the commercial loan portfolio and assume certain deposit liabilities of the New York and Chicago branches and the related Cayman Islands branch and International Banking Facility (together, the Branches) of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank). The Company and HongkongBank are wholly-owned subsidiaries of HSBC Holdings plc. The Branches have approximately $2 billion in loans outstanding and $100 million of deposits. Funding for the transaction will probably be provided by several sources including sale of short-term investments and increased deposit balances.

Forward-Looking Statements

This report contains certain forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements may involve significant risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ from the results discussed. Such risks and uncertainties include, but are not limited to, potential changes in interest rates, competitive factors and general economic conditions.

                                                                            15.

                                                           HSBC Americas, Inc.
-----------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                     Third Quarter 1998         Third Quarter 1997
                                Balance Interest   Rate    Balance Interest   Rate
-----------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                   $  2,147  $  31.4   5.79 % $  1,804  $  26.3   5.78 %
Federal funds sold and
  securities purchased under
  resale agreements               3,859     54.5   5.61        972     12.4   5.06
Trading assets                      816     12.0   5.90        990     14.8   5.97
Securities                        3,810     55.8   5.81      3,650     55.9   6.08
Loans
  Domestic
    Commercial                    8,464    182.1   8.54      7,432    168.6   9.00
    Consumer
         Residential mortgages    9,288    169.7   7.31      9,996    185.6   7.43
         Other consumer           2,562     77.5  11.99      3,019     87.3  11.47
-----------------------------------------------------------------------------------
      Total domestic             20,314    429.3   8.38     20,447    441.5   8.57
  International                     646     11.5   7.07        639     11.3   7.00
-----------------------------------------------------------------------------------
      Total loans                20,960    440.8   8.34     21,086    452.8   8.52
-----------------------------------------------------------------------------------
Total earning assets             31,592  $ 594.5   7.47 %   28,502  $ 562.2   7.83 %
-----------------------------------------------------------------------------------
Allowance for credit losses        (406)                      (429)
Cash and due from banks           1,106                        980
Other assets                      1,296                      1,169
-----------------------------------------------------------------------------------
Total assets                   $ 33,588                   $ 30,222
===================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $  2,093  $   5.8   1.09 % $  2,016  $   5.8   1.14 %
Consumer savings deposits         5,593     38.4   2.72      5,629     39.1   2.76
Other consumer time deposits      6,298     88.7   5.59      6,336     87.8   5.50
Commercial, public savings
 and other time deposits          3,095     33.8   4.33      2,231     23.2   4.14
Deposits in foreign offices,
 primarily banks                  4,932     66.4   5.35      2,072     27.5   5.25
-----------------------------------------------------------------------------------
Total interest bearing deposits  22,011    233.1   4.20     18,284    183.4   3.98
-----------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements              696      9.0   5.16      1,815     25.1   5.49
Other short-term borrowings       2,907     41.7   5.69      1,738     23.9   5.47
Long-term debt                    1,342     22.3   6.58      1,895     30.4   6.35
-----------------------------------------------------------------------------------
Total interest bearing
  liabilities                    26,956  $ 306.1   4.51 %   23,732  $ 262.8   4.39 %
-----------------------------------------------------------------------------------
Interest rate spread                               2.96 %                     3.44 %
-----------------------------------------------------------------------------------
Noninterest bearing deposits      3,802                      3,926
Other liabilities                   727                        420
Shareholders' equity              2,103                      2,144
-----------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $ 33,588                   $ 30,222
===================================================================================
Average earning assets
           - Domestic          $ 29,374                   $ 26,175
           - International        2,218                      2,327
-----------------------------------------------------------------------------------
           - Total             $ 31,592                   $ 28,502
-----------------------------------------------------------------------------------
Net interest revenue
           - Domestic                    $ 279.8                    $ 282.8
           - International                   8.6                       16.6
-----------------------------------------------------------------------------------
           - Total                       $ 288.4                    $ 299.4
-----------------------------------------------------------------------------------
Net yield on average earning assets
           - Domestic                              3.97 %                     4.29 %
           - International                         1.84                       2.83
           - Total                                 3.62                       4.17
-----------------------------------------------------------------------------------
Net yield on average total assets                  3.41                       3.93
===================================================================================
* Interest and rates are presented on a taxable equivalent basis.


                                                                           16.

                                                          HSBC Americas, Inc.
---------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                      Nine Months 1998          Nine Months 1997
                               Balance  Interest  Rate   Balance  Interest  Rate
---------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                   $ 2,018  $   88.9  5.89 % $ 1,499  $   64.8  5.78 %
Federal funds sold and
  securities purchased under
  resale agreements              2,766     115.9  5.60     1,072      42.8  5.33
Trading assets                     848      38.4  6.04       981      44.0  5.98
Securities                       3,811     171.5  6.01     3,546     164.1  6.19
Loans
  Domestic
    Commercial                   8,238     542.4  8.80     7,385     502.8  9.10
    Consumer
         Residential mortgages   9,632     518.7  7.18     8,380     467.2  7.43
         Other consumer          2,681     242.9 12.12     3,118     278.3 11.93
---------------------------------------------------------------------------------
      Total domestic            20,551   1,304.0  8.48    18,883   1,248.3  8.84
  International                    615      33.3  7.24       686      34.5  6.72
---------------------------------------------------------------------------------
      Total loans               21,166   1,337.3  8.45    19,569   1,282.8  8.76
---------------------------------------------------------------------------------
Total earning assets            30,609  $1,752.0  7.65 %  26,667  $1,598.5  8.01 %
---------------------------------------------------------------------------------
Allowance for credit losses       (407)                     (427)
Cash and due from banks          1,120                       970
Other assets                     1,252                     1,184
---------------------------------------------------------------------------------
Total assets                   $32,574                   $28,394
=================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,094  $   17.6  1.12 % $ 1,964  $   17.0  1.16 %
Consumer savings deposits        5,539     112.3  2.71     5,336     117.5  2.94
Other consumer time deposits     6,299     264.8  5.62     5,865     231.5  5.28
Commercial, public savings
    and other time deposits      3,058      99.7  4.36     2,037      62.3  4.09
Deposits in foreign offices,
 primarily banks                 3,864     154.5  5.35     1,731      66.7  5.15
---------------------------------------------------------------------------------
Total interest bearing deposits 20,854     648.9  4.16    16,933     495.0  3.91
---------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             865      35.8  5.53     1,915      77.9  5.44
Other short-term borrowings      2,854     122.7  5.75     1,413      57.4  5.44
Long-term debt                   1,463      72.6  6.63     1,746      82.5  6.32
---------------------------------------------------------------------------------
Total interest bearing
  liabilities                   26,036  $  880.0  4.52 %  22,007  $  712.8  4.33 %
---------------------------------------------------------------------------------
Interest rate spread                              3.13 %                    3.68 %
---------------------------------------------------------------------------------
Noninterest bearing deposits     3,768                     3,866
Other liabilities                  673                       453
Shareholders' equity             2,097                     2,068
---------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $32,574                   $28,394
=================================================================================
Average earning assets
           - Domestic          $28,336                   $24,419
           - International       2,273                     2,248
---------------------------------------------------------------------------------
           - Total             $30,609                   $26,667
---------------------------------------------------------------------------------
Net interest revenue
           - Domestic                   $  840.8                  $  835.5
           - International                  31.2                      50.2
---------------------------------------------------------------------------------
           - Total                      $  872.0                  $  885.7
---------------------------------------------------------------------------------
Net yield on average earning assets
           - Domestic                             3.97 %                    4.58 %
           - International                        1.84                      2.98
           - Total                                3.81                      4.44
---------------------------------------------------------------------------------
Net yield on average total assets                 3.58                      4.17
=================================================================================
* Interest and rates are presented on a taxable equivalent basis.



                                                                      17.


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits
      None

  (b) Report on Form 8-K
      A Current Report on Form 8-K dated August 21, 1998 was filed on August 21, 1998 to include certain documents in connection with the Company's registration statement on Form S-3 (No. 333-53647) filed with the Securities and Exchange Commission on May 27, 1998, pursuant to which Medium-Term Notes may be offered and sold from time to time.




                                                                        18.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 HSBC Americas, Inc.
                                    (Registrant)





Date: November 4, 1998           /s/      Gerald A. Ronning
                                          Gerald A. Ronning
                                 Executive Vice President & Controller
                                     (On behalf of Registrant and
                                     as Chief Accounting Officer)