Form 10-K
period 1998-12-31
HSBC AMERICAS INC
filed 1999-03-26
CIK 62348

Securities and Exchange Commission
Washington, D.C. 20549



Form 10-K



Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998  Commission file number 1-2940

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


                                       1




                      This page is intentionally left blank.





T A B L E  O F  C O N T E N T S

                                                   Page

Part I


 1.   Business                                        4
 2.   Properties                                      5
 3.   Legal Proceedings                               6
 4.   Submission of Matters to a Vote of
      Security Holders                                6


Part II


 5.   Market for the Registrant's Common Equity
      and Related Stockholder Matters                 6
 6.   Selected Financial Data                         7
 7.   Management's Discussion and Analysis
      of Financial Condition and
      Results of Operations                          10
 7A.  Quantitative and Qualitative Disclosures
      About Market Risk                              30
 8.   Financial Statements and
      Supplementary Data                             32
 9.   Changes in and Disagreements with
      Accountants on Accounting and
      Financial Disclosure                           72


Part III


10.   Directors and Executive Officers
      of the Registrant                              72
11.   Executive Compensation                         73
12.   Security Ownership of Certain Beneficial
      Owners and Management                          75
13.   Certain Relationships and Related
      Transactions                                   75


Part IV


14.   Exhibits, Financial Statement Schedules
      and Reports on Form 8-K                        76



P A R T  I


Item 1. Business


HSBC Americas, Inc. (the Company) is a New York State based bank holding company registered under the Bank Holding Company Act of 1956, as amended. At December 31, 1998, the Company, together with its subsidiaries, had assets of $33.9 billion and employed approximately 9,400 full and part time employees.

All of the Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC Holdings plc (HSBC). HSBC, the ultimate parent company of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) and Midland Bank plc, is an international banking and financial services organization with major commercial and investment banking franchises operating in the Asia-Pacific region, Europe, the Americas, the Middle East and Africa. The principal executive offices of HSBC are located in London, England. HSBC, with assets of $483 billion at December 31, 1998, is one of the world's largest banking groups.

The Company's principal subsidiary Marine Midland Bank (the Bank), which had assets of $33.8 billion and deposits of $27.3 billion at December 31, 1998, is supervised and routinely examined by the State of New York Banking Department and the Board of Governors of the Federal Reserve System (the Federal Reserve). The Bank will change its name to HSBC Bank USA, pending regulatory approval. This change is part of a global branding initiative by the Company's parent, HSBC. The Company also is a participant in a joint venture, Wells Fargo HSBC Trade Bank.

The Bank is a regional bank with a distinctive geographic franchise encompassing the entire State of New York. Selected commercial and consumer banking products are offered on a national basis. The Bank is engaged in a general commercial banking business, offering a full range of banking products and services to individuals, corporations, institutions and governments. Through its affiliation with HSBC, the Bank offers its customers access to global markets and services. In turn, the Bank plays a role in the delivery and processing of other HSBC products.

The Bank is subject to banking laws and regulations which place various restrictions on and requirements regarding its operations and administration, including the establishment and maintenance of branch offices, capital and reserve requirements, deposits and borrowings, investment and lending activities, payment of dividends and numerous other matters. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) and subject to relevant FDIC regulations. The Company is also prohibited, with certain exceptions, from engaging, directly or indirectly, in activities which are not closely related to banking. In addition, the Federal Reserve Act restricts certain transactions between banks and their nonbank affiliates.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by the Federal Reserve. The Federal Reserve is required by law to take specific prompt actions with respect to financial institutions that do not meet minimum capital standards. Five capital standards have been


P A R T  I  Continued


Item 1. Business  Continued


identified, the highest of which is well-capitalized. A well-capitalized bank must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. The leverage ratio measures Tier 1 capital against total non-risk weighted assets. The Bank's ratios at December 31, 1998 exceeded all ratios required for the well-capitalized category. Revisions to the risk-based capital guidelines regarding market risk were effective January 1, 1998. These guidelines have not had a significant effect on the Bank's risk-based capital ratios.

As further assurance for the safety and soundness of financial institutions, the Federal Reserve has guidelines on operations, management, and compensation, as well as standards for asset quality and earnings. The guidelines have not had a significant effect on the Company's operations.

The Company and its subsidiaries face competition in all the markets they serve, competing with other major financial institutions, including commercial banks, investment banks, savings and loan associations, credit unions, consumer finance companies, money market funds and other non-banking institutions such as insurance companies, major retailers, brokerage firms and investment companies. Many of these institutions are not subject to the same laws and regulations imposed on the Company and its subsidiaries.


Item 2. Properties


The principal executive offices of the Company and the Bank are located in Buffalo, New York, in a building under a long-term lease. The Bank has more than 370 other banking offices in New York State located in 49 counties. Approximately 60% of these offices are located in buildings owned by the Bank and the remaining are located in leased quarters. In addition, there are branch offices and locations for other activities occupied under various types of ownership and leaseholds in 12 states other than New York, none of which is materially important to the respective activities. For information relating to lease commitments, see Note 23 to the Financial Statements.



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


Item 6. Selected Financial  Data
----------------------------------------------------------------------------------------------------------

Year Ended December 31,                                   1998       1997      1996      1995      1994
----------------------------------------------------------------------------------------------------------
                                                                              in millions
Net interest income                                   $1,165.3   $1,173.4   $ 961.8   $ 892.2   $ 782.1
Securities transactions                                   13.8       17.4       7.9      12.3       7.9
Interest on Brazilian tax settlement                      32.7          -         -         -         -
Other operating income                                   413.6      342.0     303.0     302.5     288.1
Other operating expenses                                 780.2      781.4     656.8     695.8     820.8
Provision for credit losses                               80.0       87.4      64.7     175.3     168.7
----------------------------------------------------------------------------------------------------------
Income before taxes                                      765.2      664.0     551.2     335.9      88.6
Applicable income tax expense                            238.1      193.0     171.0      52.3     125.6
----------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  527.1   $  471.0   $ 380.2   $ 283.6   $ (37.0)
----------------------------------------------------------------------------------------------------------

Balances at year end
Total assets                                          $ 33,944   $ 31,518   $23,630   $20,553   $19,120
Long-term debt                                           1,748      1,708     1,080       710       713
Common shareholder's equity                              2,228      2,039     1,875     1,599     1,559
Total shareholders' equity                               2,228      2,039     1,973     1,697     1,657
Ratio of shareholders' equity to total assets             6.56 %     6.47 %    8.35 %    8.26 %    8.67 %
----------------------------------------------------------------------------------------------------------

Selected financial data (1)
Rate of return on
  Total assets                                            1.60 %     1.62 %    1.83 %    1.50 %   (0.20)%
  Total common shareholder's equity                      24.93      22.93     21.33     16.53     (2.72)
Total shareholders' equity to total assets                6.44       7.14      8.90      9.37      9.00
----------------------------------------------------------------------------------------------------------



Quarterly Results of Operations
                                                       1998                                    1997
                                       -------------------------------------------------------------------------
                                         4th Q  3rd Q  2nd Q      1st Q      4th Q     3rd Q     2nd Q    1stQ
----------------------------------------------------------------------------------------------------------------
                                                                          in millions
Net interest income                    $ 295.3 $287.8 $  293.8   $  288.4   $ 290.1   $ 298.6   $ 299.7  $285.0
Securities transactions                    3.3    4.4      1.5        4.6       3.3       4.9       4.8     4.4
Interest on Brazilian tax settlement      32.7      -        -          -         -         -         -       -
Other operating income                    94.0   97.7    113.2      108.7      94.1      88.2      84.1    75.6
Other operating expenses                 200.2  192.7    194.6      192.7     200.4     201.9     196.3   182.8
Provision for credit losses               21.0   20.0     19.5       19.5      24.0      24.0      21.0    18.4
----------------------------------------------------------------------------------------------------------------
Income  before taxes                     204.1  177.2    194.4      189.5     163.1     165.8     171.3   163.8
Applicable income tax expense             45.5   58.1     68.2       66.3      42.7      45.8      55.2    49.3
----------------------------------------------------------------------------------------------------------------
Net income                             $ 158.6 $119.1 $  126.2   $  123.2   $ 120.4   $ 120.0   $ 116.1  $114.5
================================================================================================================

(1) Based on average daily balances.

CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES - THREE YEARS

The following table shows the average balances of the principal components of assets, liabilities and shareholders' equity, together with their respective interest amounts and rates earned or paid on a taxable equivalent basis.
                                                               1998
                                                   ---------------------------
                                                   Balance   Interest  Rate
------------------------------------------------------------------------------
Assets
Interest bearing deposits with banks            $    2,377  $   136.6    5.75 %
Federal funds sold and securities purchased
 under resale agreements                             2,299      128.0    5.57
Trading assets                                         851       51.0    5.99
Securities                                           3,930      232.6    5.92
Loans
  Domestic
    Commercial                                       8,569      738.3    8.62
    Consumer
      Residential mortgages                          9,527      684.5    7.18
      Other consumer                                 2,656      320.0   12.05
------------------------------------------------------------------------------
    Total domestic                                  20,752    1,742.8    8.40
  International                                        640       44.6    6.96
------------------------------------------------------------------------------
      Total loans                                   21,392    1,787.4    8.36
------------------------------------------------------------------------------
Total earning assets                                30,849  $ 2,335.6    7.57 %
------------------------------------------------------------------------------
Allowance for credit losses                           (404)
Cash and due from banks                              1,128
Other assets                                         1,274
------------------------------------------------------------------------------
Total assets                                    $   32,847
==============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand deposits                $    2,097  $    22.9    1.09 %
Consumer savings deposits                            5,527      148.3    2.68
Other consumer time deposits                         6,452      352.2    5.46
Commercial, public savings and other time deposits   3,132      133.0    4.25
Deposits in foreign offices, primarily banks         4,074      211.0    5.18
------------------------------------------------------------------------------
Total interest bearing deposits                     21,282      867.4    4.08
------------------------------------------------------------------------------
Federal funds purchased and securities sold
 under repurchase agreements                           917       48.1    5.24
Other short-term borrowings                          2,715      156.1    5.75
Long-term debt                                       1,469       96.1    6.54
------------------------------------------------------------------------------
Total interest bearing liabilities                  26,383  $ 1,167.7    4.43 %
------------------------------------------------------------------------------
Interest rate spread                                                     3.14 %
------------------------------------------------------------------------------
Noninterest bearing deposits                         3,665
Other liabilities                                      685
Total shareholders' equity                           2,114
------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $   32,847
==============================================================================
Net yield on average earning assets                                      3.79 %
Net yield on average total assets                                        3.56
==============================================================================
Total weighted average rate earned on earning assets is interest and fee earnings divided by daily average amounts of total interest earning assets, including the daily average amount on nonaccruing loans. Loan fees included were $28 million for 1998, $20 million for 1997 and $17 million for 1996.

                                           8




                  1997                                  1996
    ------------------------------        ------------------------------
    Balance     Interest   Rate           Balance   Interest     Rate
    ----------------------------------------------------------------------
                in millions
   $  1,698    $    98.7     5.82 %      $  1,173    $    65.4     5.58 %
        977         51.8     5.30             540         28.8     5.34
        980         58.9     6.01             845         51.3     6.07
      3,567        219.2     6.14           3,082        188.3     6.11


      7,457        666.9     8.94           6,661        578.5     8.68

      8,829        652.8     7.39           3,357        270.5     8.06
      3,083        369.8    12.00           3,375        398.0    11.79
    ----------------------------------------------------------------------
     19,369      1,689.5     8.72          13,393      1,247.0     9.31
        680         45.9     6.76             512         35.0     6.84
    ----------------------------------------------------------------------
     20,049      1,735.4     8.66          13,905      1,282.0     9.22
    ----------------------------------------------------------------------
     27,271    $ 2,164.0     7.94 %        19,545    $ 1,615.8     8.27 %
    ----------------------------------------------------------------------
       (426)                                 (454)
      1,010                                   939
      1,171                                   782
    ----------------------------------------------------------------------
   $ 29,026                              $ 20,812
    ======================================================================

   $  1,974    $    22.7     1.15 %      $  1,666    $    22.3     1.34 %
      5,369        155.7     2.90           4,051        125.0     3.09
      5,971        318.6     5.34           3,595        191.1     5.32
      2,105         86.9     4.13           1,853         74.2     4.01
      1,846         95.2     5.15           1,343         68.8     5.12
    ----------------------------------------------------------------------
     17,265        679.1     3.93          12,508        481.4     3.85
    ----------------------------------------------------------------------
      1,977        108.3     5.48           1,085         55.7     5.13
      1,585         88.4     5.58           1,289         65.2     5.06
      1,755        111.8     6.37             733         47.6     6.50
    ----------------------------------------------------------------------
     22,582    $   987.6     4.37 %        15,615    $   649.9     4.16 %
    ----------------------------------------------------------------------
                             3.57 %                                4.11 %
    ----------------------------------------------------------------------
      3,891                                 3,040
        481                                   304
      2,072                                 1,853
    ----------------------------------------------------------------------
   $ 29,026                              $ 20,812
    ======================================================================
                             4.31 %                                4.94 %
                             4.05                                  4.64
    ======================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The Company reported net income for 1998 of $527.1 million compared with $471.0 million in 1997, or an increase of 11.9%. Return on average common shareholder's equity increased to 24.93% in 1998 from 22.93% in 1997.

Business growth and expense discipline helped spur growth in income in 1998 as well as did certain one-time items. Results for 1998 included the settlement with the U.S. Internal Revenue Service on Brazilian tax credits disallowed in the 1980's. The settlement contributed $32.7 million to pretax income and reduced taxes by a net amount of $10.2 million. Results also included pretax gains on the sales of credit card portfolios of $28.1 million.

This report includes forward-looking statements. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements and involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements.
Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges such as Year 2000 systems remediation as well as uncertainties relating to the ability of third parties with whom the Company does business to address the Year 2000 issue in a timely and adequate manner; significant changes in accounting, tax or regulatory requirements; and competition in the geographic and business areas in which the Company conducts its operations.

A detailed review comparing 1998 operations with 1997 and 1996 follows. It should be read in conjunction with the consolidated financial statements of the Company which begin on page 35.


E A R N I N G S   P E R F O R M A N C E   R E V I E W

Net Interest Income


Net interest income is the total interest income on earning assets less the interest expense on deposits and borrowed funds. In the discussion that follows, interest income and rates are presented and analyzed on a taxable equivalent basis, in order to permit comparisons of yields on tax-exempt and taxable assets.

-----------------------------------------------------------------------------------------------------
                                       Increase(Decrease)              Increase(Decrease)
                                1998    Amount         %        1997    Amount         %        1996
-----------------------------------------------------------------------------------------------------
                                                         in millions
Interest income             $2,335.6    $171.6       7.9    $2,164.0    $548.2      33.9    $1,615.8
Interest expense             1,167.7     180.1      18.2       987.6     337.7      52.0       649.9
-----------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis    1,167.9      (8.5)      (.7)    1,176.4     210.5      21.8       965.9
Taxable equivalent
 adjustment                      2.6       (.4)    (15.1)        3.0      (1.1)    (25.7)        4.1
-----------------------------------------------------------------------------------------------------
Net interest income         $1,165.3    $ (8.1)      (.7)   $1,173.4    $211.6      22.0    $  961.8
-----------------------------------------------------------------------------------------------------
Average earning assets      $ 30,849    $3,578      13.1    $ 27,271    $7,726      39.5    $ 19,545
Average nonearning assets      1,998       243      13.8       1,755       488      38.5       1,267
-----------------------------------------------------------------------------------------------------
Average total assets        $ 32,847    $3,821      13.2    $ 29,026    $8,214      39.5    $ 20,812
-----------------------------------------------------------------------------------------------------
Net yield on:
 Average earning assets         3.79%     (.52)%   (12.1)       4.31%     (.63)%   (12.8)       4.94%
 Average total assets           3.56      (.49)    (12.1)       4.05      (.59)    (12.7)       4.64
=====================================================================================================


Net interest income was $1,167.9 million in 1998 compared with $1,176.4 million in 1997. The decrease in net yield from 1997 to 1998 was the result of the placement of increased deposits in short-term investments, a flatter yield curve and competitive pricing pressures.

The following table presents net interest income components on a taxable equivalent basis, using marginal tax rates of 35%, and quantifies the changes in the components according to "volume and rate".


Net Interest Income Components Including Volume/Rate Analysis

---------------------------------------------------------------------------------------------------------------------
                                                   1998 Compared to 1997              1997 Compared to 1996
                                                     Increase(Decrease)                 Increase(Decrease)
                                             1998    Volume      Rate         1997     Volume      Rate         1996
---------------------------------------------------------------------------------------------------------------------
                                                                          in millions
Interest income:
Interest bearing deposits with banks     $  136.6    $ 39.1    $ (1.2)    $   98.7     $ 30.4    $  2.9     $   65.4
Federal funds sold and securities
 purchased under resale agreements          128.0      73.4       2.8         51.8       23.2       (.2)        28.8
Trading assets                               51.0      (7.7)      (.2)        58.9        8.1       (.5)        51.3
Securities                                  232.6      21.6      (8.2)       219.2       29.8       1.1        188.3
Loans:
  Domestic:
     Commercial                             738.3      96.5     (25.1)       666.9       70.7      17.7        578.5
     Consumer
       Residential mortgages                684.5      50.6     (18.9)       652.8      406.3     (24.0)       270.5
       Credit card receivables              212.0     (52.9)     10.7        254.2      (17.6)      6.4        265.4
       Other consumer                       108.0      (6.4)     (1.2)       115.6      (14.8)     (2.2)       132.6
  International                              44.6      (2.7)      1.4         45.9       11.3       (.4)        35.0
---------------------------------------------------------------------------------------------------------------------
Total interest income                     2,335.6     211.5     (39.9)     2,164.0      547.4        .8      1,615.8
---------------------------------------------------------------------------------------------------------------------
Interest expense:
Interest bearing demand deposits             22.9       1.4      (1.2)        22.7        3.8      (3.4)        22.3
Consumer savings and
 other time deposits                        500.5      26.7       (.5)       474.3      154.5       3.7        316.1
Commercial and public savings
 and other time deposits                    133.0      43.5       2.6         86.9       10.4       2.3         74.2
Deposits in foreign offices                 211.0     115.4        .4         95.2       26.0        .4         68.8
Short-term borrowings                       204.2       3.9       3.6        196.7       64.9      10.9        120.9
Long-term debt                               96.1     (18.6)      2.9        111.8       65.1       (.9)        47.6
---------------------------------------------------------------------------------------------------------------------
Total interest expense                    1,167.7     172.3       7.8        987.6      324.7      13.0        649.9
---------------------------------------------------------------------------------------------------------------------
Net interest income -
 taxable equivalent basis                $1,167.9    $ 39.2    $(47.7)    $1,176.4     $222.7    $(12.2)    $  965.9
=====================================================================================================================


The changes in interest income and interest expense due to both rate and volume have been allocated in proportion to the absolute amounts of the change in each.

Average Balances and Interest Rates


Average balances and interest rates earned or paid for the past three years are reported on pages 8 and 9. Average earning assets increased to $30,849 million in 1998 from $27,271 million in 1997 resulting in increased interest income even though rates earned declined to 7.57% in 1998 from 7.94% in 1997. The decline in net interest income is primarily attributable to the flattened yield curve and the lower collection of interest on nonaccruing loans.

Average commercial loans were $8,569 million in 1998, compared with $7,457 million in 1997. Growth in commercial loans occurred in most commercial lending units. Yields on commercial loans were 8.62% in 1998 compared with 8.94% in 1997. Average residential mortgages were $9,527 million in 1998 compared with $8,829 million in 1997. The full year impact of the First Federal Savings and Loans Association (First Federal) acquisition in March 1997 contributed to the increased level of residential mortgage loans in 1998 compared with 1997. The yield on residential mortgages was 7.18% in 1998 compared with 7.39% in 1997.


Average credit card receivables decreased to $1,406 million in 1998 from $1,760 million in 1997. Certain credit card portfolios totalling approximately $370 million were sold during the first four months of 1998.

Average short-term investments and trading assets increased to $5,527 million in 1998 from $3,655 million in 1997. Interest bearing deposits averaged $21,282 million during 1998 compared with $17,265 million in 1997. A significant part of this increase was attributable to higher levels of deposits placed by institutional customers and other members of the HSBC Group. These increases provided the funding for the increased holdings.


Other Operating Income


Other operating income was $460.1 million in 1998 compared with $359.4 million in 1997 and $310.9 million in 1996.

---------------------------------------------------------------------------------------------------------
                                              Increase(Decrease)             Increase(Decrease)
                                       1998    Amount         %       1997    Amount        %       1996
---------------------------------------------------------------------------------------------------------
                                                               in millions
Trust income                         $ 47.3    $  4.3      10.0     $ 43.0     $ 1.8      4.4     $ 41.2
Service charges                       115.4      11.4      11.0      104.0      14.1     15.7       89.9
Mortgage servicing income              18.9      (2.7)    (12.0)      21.6       6.8     45.8       14.8
Letter of credit fees                  25.9       4.4      20.4       21.5       1.9      9.7       19.6
Credit card fees                       41.5      (9.4)    (18.6)      50.9      (2.1)    (3.9)      53.0
Other fee-based income                 78.1      15.8      25.3       62.3      18.6     42.5       43.7
Investment product fees                26.7       6.5      32.6       20.2       9.6     90.1       10.6
Interest on Brazilian tax settlement   32.7      32.7         -          -         -        -          -
Other income                           56.1      43.7     352.6       12.4     (14.1)   (53.2)      26.5
---------------------------------------------------------------------------------------------------------
Nontrading income                     442.6     106.7      31.8      335.9      36.6     12.2      299.3
---------------------------------------------------------------------------------------------------------
Trading asset revenue (loss)           (1.7)     (3.4)   (200.9)       1.7       1.9    989.0        (.2)
Foreign exchange revenue                5.4       1.0      21.2        4.4        .5     11.4        3.9
---------------------------------------------------------------------------------------------------------
Trading revenues                        3.7      (2.4)    (39.2)       6.1       2.4     63.1        3.7
---------------------------------------------------------------------------------------------------------
Securities transactions                13.8      (3.6)    (20.6)      17.4       9.5    119.9        7.9
---------------------------------------------------------------------------------------------------------
Total other operating income         $460.1    $100.7      28.0     $359.4     $48.5     15.6     $310.9
=========================================================================================================



  Nontrading Income


Nontrading income was $442.6 million in 1998 compared with $335.9 million in 1997. The Company received interest of $32.7 million in 1998 as a result of the settlement of previously disallowed income tax credits on Brazilian debt. Other income in 1998 included gains of $28.1 million on the sales of selected credit card portfolios and gains of $24.2 million on the sale of residential mortgages.


  Trading Asset Revenues


Trading revenues include securities trading gains and losses, commissions earned from distributing municipal obligations, and foreign exchange revenue from transactions with corporate clients and correspondent banks. It does not include interest income from these activities (included as a component of net interest income), which is usually substantial. The following is an analysis of the average balance outstanding, interest income (on a taxable equivalent basis) and trading revenue related to trading assets. This analysis excludes foreign exchange revenue which is separately disclosed in the table of other operating income.


--------------------------------------------------------------------------------------------------
                                                Mortgage
                                               and Other
                                   U.S.     Asset-Backed          Other
                             Government       Securities     Securities     Derivatives     Total
--------------------------------------------------------------------------------------------------
                                                            in millions
1998
  Average balance                 $  9             $ 834           $  6           $   2     $ 851
  Interest income                   .5              50.0             .5               -      51.0
  Trading asset revenue (loss)      .7              (2.6)           1.5            (1.3)     (1.7)
1997
  Average balance                    2               972              5               1       980
  Interest income                   .2              58.3             .4               -      58.9
  Trading asset revenue (loss)      .3                .4            1.3             (.3)      1.7
1996
  Average balance                   32               808              4               1       845
  Interest income                  1.8              49.2             .3               -      51.3
  Trading asset revenue (loss)     1.8              (2.6)           1.4             (.8)      (.2)
===================================================================================================



  Securities Transactions


Securities transactions during 1998 resulted in net gains of $13.8 million compared with net gains of $17.4 million in 1997. These gains result from the sale of investments classified as available for sale, primarily highly leveraged partnership interests.


Other Operating Expenses
------------------------------------------------------------------------------------------------------------
                                              Increase(Decrease)                Increase(Decrease)
                                     1998     Amount          %        1997      Amount         %      1996
------------------------------------------------------------------------------------------------------------
                                                                in millions
Salaries and employee benefits     $410.3     $ 12.3        3.1      $398.0      $ 45.9      13.0    $352.1
Net occupancy                        89.4       (1.6)      (1.7)       91.0        12.5      15.8      78.5
Equipment                            51.4        6.3       13.9        45.1        14.0      45.0      31.1
Amortization of intangibles          37.7        3.3        9.7        34.4        20.0     139.6      14.4
FDIC assessment                       4.5         .3        6.6         4.2         3.6     646.2        .6
Marketing                            21.4       (5.6)     (20.6)       27.0         1.0       3.9      26.0
Outside services                     40.3        1.4        3.7        38.9        12.1      45.0      26.8
Professional fees                    19.7       (3.1)     (13.9)       22.8         (.5)     (1.9)     23.3
Other real estate and
 owned asset expense                (17.1)     (19.6)    (775.3)        2.5        (4.6)    (64.2)      7.1
Other                               122.6        5.1        4.3       117.5        20.6      21.3      96.9
------------------------------------------------------------------------------------------------------------
Total other operating expenses     $780.2     $ (1.2)       (.2)     $781.4      $124.6      19.0    $656.8
------------------------------------------------------------------------------------------------------------
Personnel - average number          8,938        (72)       (.8)      9,010         973      12.1     8,037
============================================================================================================


Other operating expenses were $780.2 million in 1998 compared with $781.4 million in 1997. As a result of the Company's efforts to leverage existing infrastructure, the cost:income ratio for 1998 was 48.0% compared with 51.0% in 1997. Personnel expense was $410.3 million in 1998 compared with $398.0 million in 1997. Average staffing levels (full time equivalents) were 8,938 in 1998 compared with 9,010 in 1997. Other real estate and owned asset expense in 1998 benefited from gains on disposals of properties.

Year 2000 Readiness Disclosure


The Company recognizes that with the approach of the new millennium the inability of systems around the world to recognize the date change from December 31, 1999 to January 1, 2000 could pose significant issues. The Company has assessed the impact of Year 2000 and does not expect either its operations or service to customers to be significantly disrupted as a result of its systems not being Year 2000 compliant. Steering committees have been formed in all the key business units and progress on the Year 2000 compliance program is reported to the Board of Directors at each meeting.

The Year 2000 Program involves testing all the Company's relevant systems to ensure that they are Year 2000 compliant and seeking confirmation from suppliers and service providers that their products and services are Year 2000 compliant. The Company is also assessing its customers' commitment to achieving compliance and is providing information and assistance to help customers understand the risks and issues. Relevant credit and investment policies have been revised and relationship managers trained to ensure that Year 2000 risks are taken account of in credit and investment evaluations.

Substantially all lines of program code in the Company's computer systems have already been reviewed for Year 2000 compliance and amended or replaced where necessary. The great majority of these systems have been tested and are in use. In addition, the small number of computer systems which remain non-compliant are planned to be replaced by mid-1999 and are of a non critical nature. In other areas of information technology (IT), the Company is reviewing its end-user computing applications, networks, centralized data systems, and the desktop environment for Year 2000 compliance. Substantially all of the end-user computing applications and inventory items related to the Company's networks have already been made compliant. The program to ensure the hardware and software elements of the data center systems have been made Year 2000 compliant is on schedule and substantially complete.

The Company has evaluated the potential effect of the Year 2000 on its non-IT systems, including its facilities and other business processes. Substantially all of the Company's facilities and related systems have been investigated and, where not already compliant, are in the process of being made so compliant.

Revisions to Company-wide business contingency plans are being finalized to address the perceived risks associated with the arrival of the Year 2000. These plans include mitigating the effects of any failure to complete remedial work on critical business systems, business resumption contingency plans to address the possibility of systems failure, and market resumption contingency plans to address the possibility of the failure of systems or processes outside the Company's control. The Company is, however, unable to predict the effect, if any of the efforts to address the Year 2000 problem fail.

Lack of readiness on the part of third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness. An inventory of the status of all vendors and suppliers has been completed and their products and services are being tested for Year 2000 compliance. Information received from third parties is being analyzed as part of the process of evaluating options and mitigating third-party risk.

The Company estimates that the total cost of the project will range between $50 million and $60 million, including $10 million relating to non-IT projects. Approximately $44 million has been incurred to date for the total project, including $36 million in 1998. These costs include estimated capitalizable costs of $15 million for upgrading personal computers and replacing software, of which approximately $9 million has been incurred through December 31, 1998. Management does not anticipate any material incremental costs to be incurred in any single period as generally the costs represent the redeployment of existing IT resources. Although the redeployment has resulted in deferral of some IT projects and the acceleration of others, the Company does not expect the deferrals to have a material effect on its financial position or results of operations.

Provision for Credit Losses


Provision for credit losses was $80.0 million in 1998 compared with $87.4 million in 1997 and $64.7 million in 1996. Net charge offs in the credit card portfolio were $90.1 million and $123.1 million in 1998 and 1997, respectively. The Company sold a $325 million credit card portfolio in 1998 which maintained significantly lower delinquency rates than the remaining credit card portfolio. Although still high by historical standards, credit card delinquencies have declined in the 1998 period. The delinquency rate for the credit card portfolio, excluding this sold portfolio was 3.91% at December 31, 1998 compared with 4.57% at December 31, 1997. Commercial loan credit quality resulted in net charge offs of $5.0 million in 1998 compared with net recoveries of $3.0 million in 1997.

An analysis of the allowance for credit loss and the provision for credit losses begins on page 26.

Income Taxes


The Company recognized income tax expense of $238.1 million and $193.0 million in 1998 and 1997, respectively. The 1998 amount includes the credit of $10.2 million relating to the income tax refund received from the U.S. Internal Revenue Service on the Brazilian tax credits, net of additional taxes due on the interest income received on the tax settlement. Without this credit the effective tax rates were 34.2% and 29.1% in 1998 and 1997, respectively.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The Company has a valuation allowance for the portion of the Company's net deductible temporary differences which are not expected to be realized. Income tax expense was reduced in 1998 and 1997 through reductions in the valuation allowance of $45.0 million and $81.2 million, respectively. The reduction in 1997 is recognition of the Company's three consecutive years of earnings. At December 31, 1998, the Company had a net deferred tax asset of $59.3 million, as compared with a net deferred tax asset of $39.6 million at December 31, 1997.



Business Segments

The Company has four distinct business segments for purposes of management reporting: commercial banking, mortgage banking, personal banking and treasury.  A description of each segment and the methodologies used to measure financial performance are included in Note 22. Business Segments.  The following summarizes the results for each segment.
-----------------------------------------------------------------------------------------------------------
                                                          Average Liabilities/
                              Average Assets                      Equity                  Pretax Income
                      ----------------------------    -----------------------------   ---------------------
                         1998       1997      1996       1998       1997       1996    1998    1997    1996
-----------------------------------------------------------------------------------------------------------
                                                               in millions
Segments:
 Commercial Banking   $ 9,215    $ 7,683   $ 6,498    $ 5,873    $ 5,272    $ 4,121    $240    $259    $209
 Mortgage Banking       8,489      7,792     2,522        327        296        153      87      55      42
 Personal Banking       4,333      4,691     4,518     14,731     14,037      9,915     256     178     133
 Treasury               5,279      3,677     2,580      6,720      3,683      2,550      11       8       5
Corporate and Other     5,531      5,183     4,694      5,196      5,738      4,073     171     164     162
-----------------------------------------------------------------------------------------------------------
Total                 $32,847    $29,026   $20,812    $32,847    $29,026    $20,812    $765    $664    $551
-----------------------------------------------------------------------------------------------------------



The following summarizes the results for the commercial banking segment.
-----------------------------------------------------------------------------------------------------------
                              Average Assets                 Average Liabilities          Pretax Income
                      ----------------------------     ----------------------------   ---------------------
                         1998       1997      1996       1998       1997       1996    1998    1997    1996
-----------------------------------------------------------------------------------------------------------
                                                               in millions
Loans                  $7,667     $6,258    $5,567     $    4     $    4     $    5    $ 93    $116    $ 99
Deposits                  649        567       539      4,817      3,960      3,682      88      83      69
Payment processing        444        499       186        928      1,193        344      36      40      23
Other                     455        359       206        124        115         90      23      20      18
-----------------------------------------------------------------------------------------------------------
Total                  $9,215     $7,683    $6,498     $5,873     $5,272     $4,121    $240    $259    $209
-----------------------------------------------------------------------------------------------------------


Commercial banking segment's pretax income decreased in 1998 from 1997. Average loan balances increased from 1997 in the major lending products of corporate and specialized lending, such as equipment, highly leveraged and real estate financing, as a result of improvement in the business environment. However, declining interest rates in particular tightened net interest income. Increased credit loss provisions for corporate regional market and equipment lending loans were partially offset by improved credit quality in real estate lending. Deposits' pretax income increased in 1998 from 1997 due to growth in outstanding balances partially offset by the general tightening of spreads resulting from declining interest rates. Payment processing pretax income decreased in 1998 from 1997 as 1997 benefited from balances and revenues attributable to clients acquired in a late 1996 acquisition, some of whom did not continue their relationship with the Company. Other pretax income, which includes trade services, standby credit facilities and corporate trust activities, increased as a result of the Company's efforts to grow fee-based businesses.


The following summarizes the results for the mortgage banking segment.
----------------------------------------------------------------------------------------------------------
                                Average Assets            Average Liabilities           Pretax Income
                        ----------------------------     ----------------------     ----------------------
                          1998       1997       1996     1998     1997     1996     1998     1997     1996
----------------------------------------------------------------------------------------------------------
                                                              in millions
Mortgages held          $7,994     $7,535     $2,367     $  -     $  -     $  -      $53      $36      $28
Mortgages serviced *       495        257        155      327      296      153       34       19       14
----------------------------------------------------------------------------------------------------------
Total                   $8,489     $7,792     $2,522     $327     $296     $153      $87      $55      $42
----------------------------------------------------------------------------------------------------------
* Represents on-balance sheet assets.  The notional amount of mortgage loans held by others and serviced on their behalf was $12.1 billion, $11.8 billion and $6.2 billion at year ends 1998,
  1997 and 1996, respectively.


The mortgage banking segment's pretax income increased in 1998 because of a significant increase in residential mortgage production and a general improvement in credit quality. The increased production is a result of the declining interest rate environment for long-term residential mortgages. The increased production resulted in greater gains on mortgages sold and serviced for others. While the size of the held portfolio increased in 1997 because of the acquisition of First Federal, the earnings improvement in 1998 primarily reflects an improvement in credit quality.


The following summarizes the results for the personal banking segment.
------------------------------------------------------------------------------------------------------------------
                                Average Assets                  Average Liabilities             Pretax Income
                        ----------------------------        ---------------------------    -----------------------
                          1998       1997       1996        1998        1997       1996     1998     1997     1996
------------------------------------------------------------------------------------------------------------------
                                                                    in millions
Revolving credit        $1,410     $1,738     $1,867     $     3     $     4     $    4     $ 41     $(18)    $  8
Installment loans        2,500      2,543      2,385           5           4          3       44       36       34
Deposits                   152        151        201      14,507      13,826      9,755      169      164       89
Other                      271        259         65         216         203        153        2       (4)       2
------------------------------------------------------------------------------------------------------------------
Total                   $4,333     $4,691     $4,518     $14,731     $14,037     $9,915     $256     $178     $133
------------------------------------------------------------------------------------------------------------------


During 1998, pretax income for the personal banking segment increased as a result of a combination of gains on certain transactions, improved credit quality and increased fees on the sale of investment products. Specifically, pretax income on revolving credit products increased as a result of $28.1 million of gains from the sale of certain credit card portfolios and improved credit quality as evidenced by a decline in credit card delinquencies, offset by the reduction in the size of the revolving credit portfolio to $1.4 billion due to the credit card portfolio sales. Pretax income on installment loans increased as a result of improved credit quality on these loans. Pretax income on personal deposits increased as a result of an increase in deposit balances, partially offset by a general tightening of deposit spreads. The increase in pretax income on other results from wealth management activities where the overall volume of transactions increased as the customer base continued to expand.

During 1998, pretax income in the treasury segment increased as a result of increased short-term assets and liabilities, including higher levels of deposits placed by HSBC Group members, and better net interest margins which were partially offset by trading losses resulting from unfavorable market conditions. The treasury segment results do not significantly impact the financial results of the Company. See Note 22 for further discussion.

Corporate and other pretax income reflects reduced corporate provision credits, offset by the favorable one-time Brazilian tax settlement.



B A L A N C E   S H E E T   R E V I E W

Risk Management


The Company's organizational structure includes a Risk Management Committee comprised of senior officers to oversee the risk management process. This committee is charged with the review of the internal control framework which identifies, measures, monitors and controls the risks undertaken by the various business and support units and the Company as a whole. It is responsible for the review of all risks associated with significant new products and activities and their primary internal controls prior to implementation. The spectrum of risks includes, but is not limited to, liquidity, market, credit, operational, legal and reputational risk. The Asset and Liability Policy Committee manages the details of liquidity and interest rate risk. The management of credit risk is further discussed on page 22.

Asset-Liability Management


The principal objectives of asset-liability management are to ensure adequate liquidity and to manage exposure to interest rate risk. Liquidity management requires maintaining funds to meet customers' borrowing and deposit withdrawal requirements as well as funding anticipated growth. Interest rate exposure management seeks to control both near term and longer term interest rate risk in order to provide a more stable base of net interest income and other income correlated to interest rate movements.

The Bank has a variety of available techniques for implementing asset-liability management decisions. Overall balance sheet strategy is centralized under the Asset and Liability Policy Committee, comprised of senior officers. Authority and responsibility for implementation of the Committee's broad strategy is controlled under a framework of defined balance sheet position limits.

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at December 31, 1998. Wholesale liabilities increased to $7,960 million at December 31, 1998 from $7,133 million a year ago primarily to fund increased money market assets. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.

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

The Company employs a combination of interest rate risk assessment techniques, principally dynamic simulation modeling, capital at risk analysis and gap analysis to analyze the sensitivity of its earnings and capital positions to changes in interest rates. These techniques are comprehensive, in that they include all on-balance sheet and off-balance sheet items. In dynamic simulation modeling, our primary technique, reaction to a range of positive and negative interest rate movements is projected with consideration given to known activities and to the behavioral patterns of specific pools of assets and liabilities in the corresponding rate environments. Patterns of certain asset and liability movements can be reasonably estimated based upon available historical data.


Interest Rate Sensitivity


The following table shows the repricing structure of assets and liabilities as of December 31, 1998.  For assets and liabilities whose cash flows are subject to change due to movements in interest rates, such as the sensitivity of mortgage loans to prepayments, data is reported based on the earlier of expected repricing or maturity.  The resulting "gaps" are reviewed to assess the potential sensitivity to earnings with respect to the direction, magnitude and timing of changes in market interest rates.  Data shown is as of one day, and one day figures can be distorted by temporary swings in assets or liabilities.
-------------------------------------------------------------------------------------------------------------
                                                                Interest Bearing Funds
                                    Noninterest      -------------------------------------------
                                        Bearing         0-90      91-180     181-365      Over 1
December 31, 1998                         Funds         Days        Days        Days        Year        Total
-------------------------------------------------------------------------------------------------------------
                                                                      in millions
Assets                                  $ 2,370      $15,195      $2,750      $2,514     $11,115      $33,944
Liabilities and shareholders' equity      6,522       14,812       2,565       3,441       6,604       33,944
-------------------------------------------------------------------------------------------------------------
                                         (4,152)         383         185        (927)      4,511
Effect of derivative contracts                -       (3,731)        980         530       2,221
-------------------------------------------------------------------------------------------------------------
Gap position                            $(4,152)     $(3,348)     $1,165      $ (397)    $ 6,732
=============================================================================================================


Liabilities and shareholders' equity at year-end 1998 include time deposits of $100,000 or more with maturity dates as follows: $2,139 million, 0-90 days; $454 million, 91-180 days; $298 million, 181-365 days, and $97 million over 1 year.

The Company does not use the static "gap" measurement of interest rate risk reflected in the table above as a primary management tool. See pages 30 and 31 for further description of earnings at risk measurements and dynamic simulation modeling employed by the Company to manage interest rate risk.


Commercial Loan Maturities and Sensitivity to Changes in Interest Rates

------------------------------------------------------------------------------
                                                  One      Over One      Over
                                                 Year       Through      Five
December 31, 1998                             or Less    Five Years     Years
------------------------------------------------------------------------------
                                                        in millions
Domestic:
  Construction loans                           $   96        $   66      $ 14
  Mortgage loans                                  862         1,495       563
  Other business and financial                  5,751         1,924       128
International                                     739            45       289
------------------------------------------------------------------------------
Total                                          $7,448        $3,530      $994
==============================================================================
Loans with fixed interest rates                $1,891        $1,491      $697
Loans having variable interest rates            5,557         2,039       297
------------------------------------------------------------------------------
Total                                          $7,448        $3,530      $994
==============================================================================


The table presents the contractual maturity and interest sensitivity of domestic commercial and international loans at year-end 1998.

Securities Portfolios


Debt securities that the Company has the ability and intent to hold to maturity are reported at amortized cost. Securities acquired principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses included in other comprehensive income and reported as a separate component of shareholders' equity.


The following table is an analysis of available for sale securities at the end of each of the last three years.

------------------------------------------------------------------------------
December 31,                                  1998          1997         1996
------------------------------------------------------------------------------
                                                     in millions
Available for sale:
  U.S. Treasury                             $1,580        $2,433       $2,275
  U.S. Government agency obligations         1,921         1,109          374
  Other debt securities                        561           285          151
  Equity securities                            176           172           70
------------------------------------------------------------------------------
Total                                       $4,238        $3,999       $2,870
==============================================================================


The following table reflects the distribution of maturities of debt securities held in the available for sale portfolio at year-end 1998 together with the approximate taxable equivalent yield of the portfolio. The yields shown are calculated by dividing annual interest income, including the accretion of discounts and the amortization of premiums, by the fair value of securities outstanding at December 31, 1998. Yields on tax-exempt obligations have been computed on a taxable equivalent basis using applicable statutory tax rates. Equity securities include Federal Reserve Bank and Federal Home Loan Bank stock totaling $156 million at December 31, 1998.


Securities - Contractual Final Maturities and Yield

------------------------------------------------------------------------------------------------------
                              Within            After One          After Five              After
Taxable                        One              but Within         but Within               Ten
equivalent                     Year             Five Years         Ten Years               Years
basis                     Amount   Yield      Amount   Yield     Amount    Yield      Amount    Yield
------------------------------------------------------------------------------------------------------
                                                         in millions
Available for sale:
  U.S. Treasury             $121    5.90%     $1,396    5.91%      $ 63     5.29%     $    -        -%
  U.S. Gov't agency          311    5.50         230    6.23        113     5.67       1,267     6.38
  Other debt securities        -       -         100    5.68        370     5.26          91     6.24
------------------------------------------------------------------------------------------------------
Total fair value            $432    5.61%     $1,726    5.94%      $546     5.35%     $1,358     6.37%
------------------------------------------------------------------------------------------------------
Total amortized cost        $431              $1,684               $544               $1,340
======================================================================================================


The maturity distribution of U.S. Government agency obligations and other securities which include asset-backed securities, primarily mortgages, are based on the contractual due date of the final payment. These securities have an anticipated cash flow that includes contractual principal payments and estimated prepayments. Based on the anticipated cash flows, the total maturity distributions for the portfolio would be $723 million, $2,423 million, $640 million and $276 million for within one year, after one but within five years, after five but within ten years and after ten years, respectively.

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

Loans Outstanding


In the fourth quarter of 1998 the Company acquired $1 billion of commercial mortgage loans and $700 million of other business and financial loans from the U.S. corporate banking unit of The Hongkong and Shanghai Banking Corporation Limited. This completed the consolidation of HSBC's commercial banking activities in the U.S. Credit card portfolios of approximately $370 million were sold in 1998. International loans to banks and other financial institutions included $609 million and $37 million at year ends 1998 and 1997, respectively, to the HSBC Group.



Acquisitions in 1997 included a commercial mortgage portfolio of approximately $400 million and a residential mortgage portfolio of $5.1 billion, and 1996 included a commercial mortgage portfolio of $600 million and a residential mortgage portfolio of $300 million. With respect to other business and financial commercial loans, no single industry group's aggregate borrowings from the Company exceeded 10% of the total loan portfolio at December 31, 1998.


The following table provides a breakdown of major loan categories as of year end for the past five years.
---------------------------------------------------------------------------------------------------
                                              1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
                                                                  in millions
Domestic:
  Commercial:
    Construction loans                     $   176     $   359     $   396     $   428     $   480
    Mortgage loans                           2,920       1,876       1,689         999         931
    Other business and financial             7,803       5,811       5,094       5,208       5,295
  Consumer:
    Residential mortgages                    9,467      10,008       3,632       3,080       2,738
    Credit card receivables                  1,291       1,780       1,939       1,844       1,656
    Other consumer loans                     1,319       1,179       1,433       1,472       1,406
---------------------------------------------------------------------------------------------------
                                            22,976      21,013      14,183      13,031      12,506
---------------------------------------------------------------------------------------------------
International:
  Government and official institutions         331         345         359         373         383
  Banks and other financial institutions       622          65          95         284         191
  Commercial and industrial                    120         199          55          84          54
---------------------------------------------------------------------------------------------------
                                             1,073         609         509         741         628
---------------------------------------------------------------------------------------------------
Total loans                                $24,049     $21,622     $14,692     $13,772     $13,134
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

Interest that has been recorded but unpaid on loans placed on nonaccruing status generally is reversed and reduces current income at the time loans are so categorized. Interest income on these loans may be recognized to the extent of cash payments received. In those instances where there is doubt as to collectibility of principal, any cash interest payments received are applied as principal reductions. Loans are not reclassified as accruing until interest and principal payments are brought current and future payments are reasonably assured.


Risk Elements in the Loan Portfolio at Year End

----------------------------------------------------------------------------------------------
                                                1998      1997      1996      1995       1994
----------------------------------------------------------------------------------------------
                                                                in millions
Nonaccruing loans:
  Domestic:
    Construction and other commercial
     real estate                               $ 104     $ 129     $ 176     $ 170     $  365
    Other domestic loans                         233       181       181       298        696
----------------------------------------------------------------------------------------------
      Subtotal                                   337       310       357       468      1,061
  International                                    -         1         -         -          -
----------------------------------------------------------------------------------------------
Total nonaccruing loans                          337       311       357       468      1,061
Restructured accruing loans                        -         6        25        13         10
----------------------------------------------------------------------------------------------
Total nonaccruing and restructured loans         337       317       382       481      1,071
Other real estate and owned assets                 9        12        14       110        152
----------------------------------------------------------------------------------------------
Total nonaccruing and restructured loans,
 other real estate and owned assets            $ 346     $ 329     $ 396     $ 591     $1,223
==============================================================================================
Ratios:
  Nonaccruing and restructured
   loans to total loans                         1.40%     1.47%     2.60%     3.50%      8.16%
  Nonaccruing loans, restructured loans,
   other real estate and owned assets
   to total assets                              1.02      1.04      1.68      2.88       6.40
----------------------------------------------------------------------------------------------
Accruing loans contractually past due
 90 days or more as to principal or
 interest (all domestic):
  Residential real estate mortgages            $   2     $   1     $  12     $  15     $   18
  Credit card receivables                          5        33        35        22          9
  Other consumer loans                            10        10        12        14         11
  All other                                       13        13        16         9         17
----------------------------------------------------------------------------------------------
Total accruing loans contractually past
 due 90 days or more                           $  30     $  57     $  75     $  60     $   55
==============================================================================================


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

Nonaccruing loans at December 31, 1998 totaled $337 million compared with $311 million a year ago. Nonaccruing loans that have been restructured but remain in nonaccruing status amounted to $21 million, $34 million and $76 million at December 31, 1998, 1997 and 1996, respectively. Cash payments received on loans on nonaccruing status during 1998, or since loans were placed on nonaccruing status, whichever was later, totaled $60 million, $35 million of which was recorded as interest income and $25 million as reduction of loan principal.

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling. The Company adopted a more aggressive procedure for the handling of credit card delinquencies including acceleration of the timing of collection efforts and increased emphasis on credit counseling.


Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

The Company identified impaired loans totaling $183 million at December 31, 1998 of which $81 million had an allocation from the allowance of $32 million. At December 31, 1997, identified impaired loans were $153 million, of which $54 million had an allocation from the allowance of $21 million.

Other Problem Assets


Where loans are secured by real estate or other assets and the borrower cannot continue to meet its obligations, the property can be acquired through foreclosure. When property is so acquired, the lower of cost or fair value (including cost to dispose) is reported on the balance sheet in other assets. Any part of the loan exceeding the value of the property at the time of transfer is charged against the allowance for credit losses. Subsequent decreases in fair value are included in other real estate and owned asset (income) expense.


Foreign Country Outstandings Which Exceed .75% of Total Assets

-----------------------------------------------------------------------------
                                    Banks and Other     Commercial
                                          Financial            and
                                       Institutions     Industrial     Total
-----------------------------------------------------------------------------
                                                       in millions
December 31, 1998:
  France                                       $345           $  -      $345
  United Kingdom                                 52            641       693
December 31, 1997:
  Canada                                        170             82       252
  France                                        267              -       267
  Japan                                         268              -       268
  Netherlands                                   231             28       259
  United Kingdom                                 56            185       241
=============================================================================


Outstandings shown by category of borrower in the table include loans, interest bearing deposits and other assets. Loans are distributed on the basis of the location of the head office or residence of the borrower or, in the case of certain guaranteed loans, the guarantor. Interest bearing deposits with banks and their branches are grouped by the location of the head office of the foreign bank. Investments and acceptances are distributed on the basis of the location of the borrower.

The table excludes bonds issued by the United Mexican States and the Republic of Venezuela whose outstanding principal amounts are collateralized by zero-coupon U.S. Treasury securities that will accrete to a face value at maturity equal to that of the underlying bonds. They are known as "Brady bonds." The fair value of such collateral for $190 million of 6.25% Mexican bonds due 2019 and for $166 million book value ($177 million face value) of 6.75% Venezuelan bonds due 2020 was approximately $39 million and $32 million, respectively, at year end 1998. These bonds with an aggregate carrying value of $356 million had an aggregate fair value of $272 million at December 31, 1998 and are classified as loans in the accompanying financial statements.


Allowance for Credit Loss and Charge Offs


At year-end 1998, the allowance was $379.7 million, or 1.58% of total loans, compared with $409.4 million, or 1.89% of total loans, a year ago.  The ratio of the allowance to nonaccruing loans was 112.74% at December 31, 1998 compared with 131.62% a year earlier.  The Company's nonaccruing loans were
$336.8 million at December 31, 1998 compared with $311.1 million at
December 31, 1997.
-------------------------------------------------------------------------------------------------
                                             1998        1997       1996        1995        1994
-------------------------------------------------------------------------------------------------
                                                               in millions

Total loans at year end                   $24,049     $21,622    $14,692     $13,772     $13,134
Average total loans                        21,392      20,049     13,905      13,200      12,714

Allowance for credit losses:
 Balance at beginning of year             $ 409.4     $ 418.2    $ 477.5     $ 531.5     $ 524.3
 Allowance related to acquired
   businesses                                   -        40.3        3.4          .4         1.2
Charge offs:
 Commercial:
  Construction loans                            -           -          -        44.4        68.8
  Mortgage loans                                -           -          -          .5        14.8
  Other business and financial               27.9        28.3       69.8       174.8        92.2
 Consumer:
  Credit card receivables                   105.0       137.2       97.9        57.8        54.8
  Residential mortgages                      10.2         7.7        2.6         2.0         7.3
  Other consumer loans                        9.5        13.5       11.2         6.3         5.9
-------------------------------------------------------------------------------------------------
Total charge offs                           152.6       186.7      181.5       285.8       243.8
-------------------------------------------------------------------------------------------------
Recoveries on loans charged off:
 Commercial:
   Construction loans                           -           -        1.1        11.9        10.7
   Other business and financial              22.9        31.3       38.3        29.8        53.6
 Consumer:
   Credit card receivables                   14.9        14.1       10.2         9.2         9.3
   Residential mortgages                       .8         1.0         .5           -          .2
   Other consumer loans                       4.3         3.8        4.0         5.2         7.3
-------------------------------------------------------------------------------------------------
Total recoveries                             42.9        50.2       54.1        56.1        81.1
-------------------------------------------------------------------------------------------------
Total net charge offs                       109.7       136.5      127.4       229.7       162.7
-------------------------------------------------------------------------------------------------
Provision charged to income                  80.0        87.4       64.7       175.3       168.7
-------------------------------------------------------------------------------------------------
Balance at end of year                    $ 379.7     $ 409.4    $ 418.2     $ 477.5     $ 531.5
-------------------------------------------------------------------------------------------------
Allowance ratios:
 Total net charge offs to
  average loans                               .51%        .68%       .92%       1.74%       1.28%
 Year-end allowance to:
   Year-end total loans                      1.58        1.89       2.85        3.47        4.05
   Year-end total nonaccruing loans        112.74      131.62     116.98      101.95       50.08
=================================================================================================


Charge offs of individual commercial loans and residential mortgages reflect management's judgment with respect to the ultimate collectibility of all or part of the specific loan. Charge offs of consumer loans, excluding residential mortgages, occur according to an established delinquency schedule.

The allowance for credit losses is evaluated based on an assessment of the losses inherent in the loan portfolio. This assessment results in an allowance consisting of allocated and unallocated components.

The allocated component of the allowance includes specific reserves resulting from the analysis of individual loans and formula-based reserves assigned to pools of similar loans based on historical loss experience for each loan category. The specific reserves are based on a regular analysis of all significant commercial credits where the internal credit rating is at or below a predetermined classification. All other commercial loans are grouped into pools by credit facility grade. Formula reserves are established based on historical one year default rates for each pool using data from the last eight quarters, adjusted for known changes in the economic environment and management judgment. The allocated portion of the allowance also includes management's determination of the amounts necessary for loan concentrations.

Residential mortgage loans which are more than 90 days past due are individually analyzed and appropriate specific reserves are assigned. Other residential mortgages are grouped into pools based on delinquency status and formula reserves are established to cover twelve months of historical net charge offs using data from the past twelve months' pool loss rates.

Other consumer loans, including credit card receivables are grouped into pools based on product and delinquency status. Formula reserves are established to cover six months of historical charge offs using data from the past twelve months' pool loss rates.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.


An allocation of the allowance by major loan categories follows.

Allocation of Allowance for Credit Loss
------------------------------------------------------------------------------------------------------------------------
                                       1998               1997               1996               1995               1994
                           ---------------------------------------------------------------------------------------------
                                      % of                % of               % of               % of               % of
                                      Loans              Loans              Loans              Loans              Loans
                                         to                 to                 to                 to                 to
                                      Total              Total              Total              Total              Total
                            Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
------------------------------------------------------------------------------------------------------------------------
                                                                     in millions
Domestic:
 Commercial:
  Construction loans          $  3       .7      $  5      1.7      $  2      2.7      $  3      3.1      $ 40      3.7
  Mortgage loans                20     12.1        26      8.7        19     11.5        10      7.3        12      7.1
  Other business                62     32.4        53     26.9        75     34.7       149     37.8       221     40.3
 Consumer:
  Credit card receivables       45      5.4        60      8.2        55     13.2        40     13.4        42     12.6
  Residential mortgages         12     39.4        30     46.3         7     24.7         6     22.3         5     20.8
  Other consumer                12      5.5        17      5.4         9      9.8         8     10.7         7     10.7
International                   31      4.5        26      2.8        26      3.4        28      5.4         2      4.8
Unallocated                    195        -       192        -       225        -       234        -       202        -
------------------------------------------------------------------------------------------------------------------------
Total                         $380    100.0      $409    100.0      $418    100.0      $478    100.0      $531    100.0
========================================================================================================================


Changes in the allocated reserves are due principally to the decreasing delinquency in consumer loans and sale of the credit card portfolios.


The allocations in the table are based on management's current allocation methodologies. The use of other methods to allocate the allowance would change the assigned allocation. Specifically, increasing the loss coverage of consumer loans from six months of historical charge offs to twelve months, would increase the allocated allowance by $52 million at year-end 1998. In addition, revising the method used for allocation of the allowance for unclassified commercial loans from one year default rate to remaining term to maturity default rate would increase the allocated allowance by $32 million at year-end 1998.

Management concludes that the allowance for credit losses, including the unallocated component, is appropriately stated at December 31, 1998. The U.S. banking industry continues to carefully assess credit risk considering, among other things, (1) credit issues still remaining in U.S. consumer banking businesses, (2) the ultimate effect that current Pacific Rim and South American economic problems may have on domestic commercial loan portfolios, and (3) uncertainties regarding the impact that Year 2000 compliance may have on bank customers.

Capital Resources


Total shareholders' equity at year-end 1998 was $2,228 million, compared with $2,039 million at year-end 1997. The equity base was increased by $527.1 million from net income and $15.2 million from the change in net unrealized gains on securities available for sale, and reduced by $355 million for common shareholder dividends paid to HSBC Holdings B.V. The capital contribution from the parent of $2.0 million relates to an HSBC stock option plan in which almost all of the Company's employees are eligible to participate.

The ratio of shareholders' equity to total year-end assets was 6.56% at December 31, 1998 compared with 6.47% at December 31, 1997.

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


The guidelines include the concept of Tier 1 capital and total capital.
The guidelines establish a minimum standard risk-based target ratio of 8%, of which at least 4% must be in the form of Tier 1 capital.  The following table shows the components of the Company's risk-based capital.
------------------------------------------------------------------------------
December 31,                                            1998             1997
------------------------------------------------------------------------------
                                                            in millions
Common shareholder's equity                           $2,228           $2,039
Guaranteed mandatorily redeemable
 preferred securities of subsidiaries                    400              400
Less: goodwill and other deductions*                    (380)            (400)
------------------------------------------------------------------------------
Tier 1 capital                                         2,248            2,039
------------------------------------------------------------------------------
Long-term debt qualifying as risk-
 based capital                                           562              602
Qualifying aggregate allowance for
 credit losses                                           327              274
45% of unrealized gain on available
 for sale equity securities                                3                -
------------------------------------------------------------------------------
Tier 2 capital                                           892              876
------------------------------------------------------------------------------
Total capital                                         $3,140           $2,915
------------------------------------------------------------------------------

* Other deductions include the unrealized net gain on available for sale securities carried at fair value.


The capital adequacy guidelines establish a limit on the amount of certain deferred tax assets that may be included in (that is, not deducted from) Tier 1 capital for risk-based and leverage capital purposes. The deferred tax asset recognized by the Company meets the criteria for capital recognition and has been included in the calculation of the Company's capital ratios.

The Company's total risk adjusted assets and off-balance sheet items were approximately $26.1 billion and $21.8 billion at year ends 1998 and 1997, respectively. Risk adjusted capital ratios were 8.62% at the Tier 1 level and 12.04% at the total capital level. These ratios compared with 9.36% at the Tier 1 level and 13.38% at the total capital level at December 31, 1997.

Banking industry regulators also have guidelines that set forth the leverage ratios to be applied to banking organizations in conjunction with the risk-based capital framework. Under these guidelines, strong bank holding companies must maintain a minimum leverage ratio of Tier 1 capital to quarterly average total assets of 3%. At December 31, 1998, the Company had a 6.76% leverage ratio compared with 6.68% at December 31, 1997.

The bank regulators amended their risk-based capital guidelines to incorporate a measure for market risk inherent in the trading portfolio. Under the market risk requirements, capital is allocated to support the amount of market risk that relates to the Company's trading activities including off-balance sheet derivative contracts associated with trading activities. The market risk rules apply to institutions with significant trading activities. The new amended rules did not significantly affect the risk-based capital ratios of the Company.

From time to time, the bank regulators propose amendments to or issue interpretations of risk-based capital guidelines. Such proposals or interpretations could, upon implementation, affect reported capital ratios and net risk adjusted assets.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk


In consideration of the degree of interest rate risk inherent in the banking industry, the Company has interest rate risk management policies designed to meet performance objectives within defined risk/safety parameters. In the course of managing interest rate risk, a combination of risk assessment techniques, including dynamic simulation modeling, gap analysis, and capital at risk analysis are employed. The combination of these tools enables management to identify and assess the potential impact of interest rate movements and take appropriate action.

Certain limits and benchmarks that serve as guidelines in determining the appropriate levels of interest rate risk for the institution have been established. The overall institutional interest rate risk limit is expressed in terms of the Present Value of a Basis Point (PVBP), which reflects the change in value of the balance sheet for a one basis point movement in all interest rates. The institutional limit is plus or minus $.6 million, which includes distinct limits associated with trading portfolio activities and off balance sheet instruments. Thus, for a one basis point change in rates, the policy dictates that the value of the balance sheet shall not change by more than $.6 million. As of December 31, 1998, the Company had a position of $(.5) million PVBP. Mortgage servicing rights are excluded from the PVBP determination as their interest rate risk is significantly different from other balance sheet items. The mortgage servicing rights risk is to lower interest rates, which is managed through the purchase of interest rate caps and floors.

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


Utilizing these modeling techniques, an immediate hypothetical 100 basis point parallel rise and fall in the yield curve on January 1, 1999, would cause projected 1999 net interest income to decrease by $4.0 million and decrease by $9.0 million, respectively. A 200 basis point parallel rise and fall would decrease projected net interest income by $19.0 million and $33.0 million, respectively. Note that these projections include all assets and liabilities, including those that have an insignificant impact.

The projections noted above do not take into consideration possible complicating factors such as the effect of changes in interest rates on the credit quality, size and composition of the balance sheet. Therefore, although this provides a reasonable estimate of interest rate sensitivity, actual results will vary from these estimates, possibly by significant amounts.

Management of Primary Market Risk Exposures


The primary market risk exposure to the Company's earnings lies in sudden and drastic shifts in interest rates, with exposure to other market factors such as exchange rates being minimal. The management of this interest rate risk is undertaken with the overall objective of meeting the Company's performance objective within defined risk/safety parameters. The strategies developed reflect the goal of minimizing exposure to sudden and drastic upward and downward movements in rates. These strategies entail the use of both on- and off-balance sheet instruments to effectively mitigate the risk inherent in the Company's balance sheet.

The acquisition of First Federal in 1997 had the effect of increasing residential mortgage outstandings and mortgage servicing rights as a percentage of the overall balance sheet. As a result, one of the predominant risks facing the Company has been the increased exposure to accelerated prepayment speeds in residential mortgages that may result from significant declines in the level of interest rates. In anticipation of this increased exposure to falling rates, a program using a combination of both on- and off balance sheet instruments designed to increase levels of fixed rate assets that will gain in value as rates decline was instituted in 1997. The overall result of this program has been to increase base earnings and to decrease potential benefits from higher rates in return for less exposure to falling rates. The Company's interest rate risk position continues to be actively monitored.

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


Item 8. Financial Statements and Supplementary Data


                                              Page

Report of Management                            33

Report of Independent Auditors                  34

HSBC Americas, Inc.:
  Consolidated Balance Sheet                    35
  Consolidated Statement of Income              36
  Consolidated Statement of Changes in
   Shareholders' Equity                         37
  Consolidated Statement of Cash Flows          38

Marine Midland Bank:
  Consolidated Balance Sheet                    39

Summary of Significant Accounting Policies      40

Notes to Financial Statements                   44



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

The Company's systems of internal accounting control are designed to provide reasonable but not absolute assurance that assets are safeguarded against loss from unauthorized acquisition, use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel and the establishment and communication of accounting and administrative policies and procedures are elements of these control systems. Management believes that the system of internal control, which is subject to close scrutiny by management and by internal auditors, supports the integrity and reliability of the financial statements.

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


R E P O R T  O F  I N D E P E N D E N T  A U D I T O R S

The Board of Directors and Shareholders of
HSBC Americas, Inc.

We have audited the accompanying consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998, and the accompanying consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HSBC Americas, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, and the financial position of Marine Midland Bank and subsidiaries as of December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Buffalo, New York
January 21, 1999



                                                    HSBC Americas, Inc. 1998
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1998             1997
-------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $  1,262,423     $    928,691
Interest bearing deposits with banks                2,373,550        2,643,010
Federal funds sold and securities
 purchased under resale agreements                     86,919          497,992
Trading assets                                        826,019          979,454
Securities available for sale                       4,237,679        3,998,773
Loans                                              24,049,499       21,622,232
Less - allowance for credit losses                    379,652          409,409
-------------------------------------------------------------------------------
      Loans, net                                   23,669,847       21,212,823
Premises and equipment                                207,685          225,753
Accrued interest receivable                           238,790          233,849
Intangible assets                                     469,194          481,953
Other assets                                          571,980          315,275
-------------------------------------------------------------------------------
Total assets                                     $ 33,944,086     $ 31,517,573
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  3,552,303     $  4,195,248
  Interest bearing                                 18,168,438       15,981,866
Interest bearing deposits in foreign offices        4,545,069        2,640,050
-------------------------------------------------------------------------------
      Total deposits                               26,265,810       22,817,164
Short-term borrowings                               2,961,063        4,202,175
Interest, taxes and other liabilities                 741,269          751,217
Long-term debt                                      1,747,691        1,708,064
-------------------------------------------------------------------------------
Total liabilities                                  31,715,833       29,478,620
-------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 23 and 24)
Shareholders' equity
Preferred stock (Note 13)                                   -                -
Common shareholder's equity
  Common stock, $5 par; Authorized - 1,100 shares
                        Issued - 1,001 shares               5                5
  Capital surplus                                   1,806,563        1,804,527
  Retained earnings                                   377,179          205,112
  Accumulated other comprehensive income               44,506           29,309
-------------------------------------------------------------------------------
      Total common shareholder's equity             2,228,253        2,038,953
-------------------------------------------------------------------------------
Total shareholders' equity                          2,228,253        2,038,953
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 33,944,086     $ 31,517,573
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                    HSBC Americas, Inc. 1998
------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


Year Ended December 31,                  1998            1997            1996
------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                            $ 1,785,122     $ 1,732,705     $ 1,278,681
 Securities                           232,440         218,977         187,539
 Trading assets                        50,843          58,796          51,231
 Deposits with banks                  136,594          98,750          65,439
 Federal funds sold and securities
   purchased under resale agreements  127,982          51,786          28,831
------------------------------------------------------------------------------
Total interest income               2,332,981       2,161,014       1,611,721
------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                 656,361         583,904         412,679
  In foreign offices                  211,030          95,150          68,773
 Short-term borrowings                204,171         196,727         120,873
 Long-term debt                        96,079         111,848          47,628
------------------------------------------------------------------------------
Total interest expense              1,167,641         987,629         649,953
------------------------------------------------------------------------------
Net interest income                 1,165,340       1,173,385         961,768
Provision for credit losses            80,000          87,400          64,750
------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses       1,085,340       1,085,985         897,018
------------------------------------------------------------------------------
Other operating income
 Trust income                          47,290          42,995          41,175
 Service charges                      115,382         103,975          89,856
 Mortgage servicing income             18,949          21,529          14,762
 Other fees and commissions           145,505         134,828         116,427
 Trading revenues                       3,700           6,089           3,735
 Interest on Brazilian tax
  settlement                           32,700               -               -
 Other income                          96,571          50,009          44,988
------------------------------------------------------------------------------
Total other operating income          460,097         359,425         310,943
------------------------------------------------------------------------------
                                    1,545,437       1,445,410       1,207,961
------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits       410,323         397,966         352,134
 Net occupancy expense                 89,423          90,989          78,541
 Other expenses                       280,524         292,505         226,098
------------------------------------------------------------------------------
Total other operating expenses        780,270         781,460         656,773
------------------------------------------------------------------------------
Income  before taxes                  765,167         663,950         551,188
Applicable income tax expense         238,100         193,000         171,000
------------------------------------------------------------------------------
Net income                        $   527,067     $   470,950     $   380,188
==============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                                 HSBC Americas, Inc. 1998
-----------------------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                       1998                 1997                 1996
-----------------------------------------------------------------------------------------------------------
                                             Share-     Compre-   Share-     Compre-   Share-     Compre-
                                             holders'   hensive   holders'   hensive   holders'   hensive
                                             Equity     Income    Equity     Income    Equity     Income
-----------------------------------------------------------------------------------------------------------
                                                                       in thousands
Preferred stock
Balance, January 1,                         $        - *         $   98,063           $   98,063
Redemption of stock                                  -              (98,063)                   -
-------------------------------------------------------           ----------           ----------
Balance, December 31,                                -                    -               98,063
-------------------------------------------------------           ----------           ----------
Common stock
Balance, January 1,                                  5                    5                    5
-------------------------------------------------------           ----------           ----------
Balance, December 31,                                5                    5                    5
-------------------------------------------------------           ----------           ----------
Capital surplus
Balance, January 1,                          1,804,527            1,803,427            1,803,094
Capital contribution from parent                 2,036                1,100                  333
-------------------------------------------------------           ----------           ----------
Balance, December 31,                        1,806,563            1,804,527            1,803,427
-------------------------------------------------------           ----------           ----------
Retained earnings
Balance, January 1,                            205,112               60,630             (233,686)
Net income                                     527,067 $ 527,067    470,950 $ 470,950    380,188 $ 380,188
Cash dividends declared:
   Preferred stock                                   -               (1,468)              (5,872)
   Common stock                               (355,000)            (325,000)             (80,000)
-------------------------------------------------------           ----------           ----------
Balance, December 31,                          377,179              205,112               60,630
-------------------------------------------------------           ----------           ----------
Accumulated other comprehensive income
Net unrealized gains on securities
  available for sale, net of taxes
Balance, January 1,                             29,309               10,852               29,390
Net unrealized gains (losses) arising
  during the period, less taxes of
  $13,275, $16,289, and $(7,721) in
  1998, 1997 and 1996, respectively             24,203               29,799              (13,380)
Reclassification adjustment for net gains
  included in net income, less taxes of
  $4,849, $6,107 and $2,777 in 1998, 1997
  and 1996, respectively                        (9,006)             (11,342)              (5,158)
                                             ----------           ----------           ----------
Change in net unrealized gains on securities
  available for sale, net of taxes                        15,197               18,457              (18,538)
                                                        ---------            ---------            ---------
Comprehensive income                                   $ 542,264            $ 489,407            $ 361,650
------------------------------------------------------- ========= ---------- ========= ---------- =========
Balance, December 31,                           44,506               29,309               10,852
-------------------------------------------------------           ----------           ----------
Total shareholders' equity, December 31,    $2,228,253           $2,038,953           $1,972,977
=======================================================           ==========           ==========
The accompanying notes are an integral part of the consolidated financial statements.
* $100 aggregate par value.


                                                                   HSBC Americas, Inc. 1998
  ------------------------------------------------------------------------------------------
  C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S


  Year Ended December 31,                                    1998         1997         1996
  ------------------------------------------------------------------------------------------
                                                                    in thousands
  Cash flows from operating activities
    Net income                                        $   527,067  $   470,950  $   380,188
    Adjustments to reconcile net income to net cash
    provided (used) by operating activities
         Depreciation, amortization and deferred taxes     85,752      109,988      103,055
         Provision for credit losses                       80,000       87,400       64,750
         Net change in other accrual accounts             (61,530)     124,141       73,698
         Net change in loans originated for sale         (789,258)     (16,797)     325,109
         Net change in trading assets                     149,643      (93,542)    (270,047)
         Other, net                                      (109,811)     (45,028)     (49,107)
  ------------------------------------------------------------------------------------------
   Net cash provided (used) by operating activities      (118,137)     637,112      627,646
  ------------------------------------------------------------------------------------------
  Cash flows from investing activities
    Net change in interest bearing deposits with banks    269,460     (709,974)    (218,875)
    Net change in short-term investments                  411,073    1,371,872     (378,485)
    Purchases of securities                            (2,423,032)  (2,193,729)    (956,647)
    Sales of securities                                 1,421,318    1,364,331       89,780
    Maturities of securities                              803,463      579,710      650,584
    Sales of credit card portfolios                       395,148            -            -
    Other net change in credit card receivables            37,422     (101,372)    (181,915)
    Net change in other short-term loans                 (212,732)     (51,067)      43,540
    Net originations and maturities of long-term loans   (253,219)    (952,442)    (172,860)
    Expenditures for premises and equipment               (21,255)     (40,400)     (32,605)
    Net cash used in acquisitions, net
     of cash acquired                                  (1,619,278)    (607,388)     (40,094)
    Other, net                                            (35,359)      54,569       85,803
  ------------------------------------------------------------------------------------------
   Net cash used by investing activities               (1,226,991)  (1,285,890)  (1,111,774)
  ------------------------------------------------------------------------------------------
  Cash flows from financing activities
    Net change in deposits                              3,357,242      680,151      (21,173)
    Net change in short-term borrowings                (1,241,112)     557,011      (56,768)
    Issuance of long-term debt                            500,000      200,000      497,522
    Repayment of long-term debt                          (459,306)    (527,043)    (125,000)
    Capital contributions                                   2,036        1,101          333
    Redemption of preferred stock                               -      (98,063)           -
    Dividends paid                                       (480,000)    (202,937)     (85,872)
  ------------------------------------------------------------------------------------------
   Net cash provided by financing activities            1,678,860      610,220      209,042
  ------------------------------------------------------------------------------------------
  Net change in cash and due from banks                   333,732      (38,558)    (275,086)
  Cash and due from banks at beginning of year            928,691      967,249    1,242,335
  ------------------------------------------------------------------------------------------
  Cash and due from banks at end of year              $ 1,262,423  $   928,691  $   967,249
  ==========================================================================================
  Cash paid for:  Interest                            $ 1,136,748  $   941,851  $   638,997
                  Income taxes                            208,191      173,930       76,788
  Non-cash activities
       Dividends declared but unpaid                            -      125,000        1,468
       Fair value of liabilities assumed in
         acquisitions                                      91,949    6,665,279    2,413,110
  ------------------------------------------------------------------------------------------
  The accompanying notes are an integral part of the consolidated financial statements.



                                                    Marine Midland Bank 1998
------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T



December 31,                                             1998            1997
------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $  1,262,346    $    928,754
Interest bearing deposits with banks                2,301,100       2,571,410
Federal funds sold and securities
 purchased under resale agreements                     86,919         497,992
Trading assets                                        826,019         979,454
Securities available for sale                       4,213,348       3,968,838
Loans                                              24,009,332      21,550,115
Less - allowance for credit losses                    377,667         407,355
------------------------------------------------------------------------------
      Loans, net                                   23,631,665      21,142,760
Premises and equipment                                207,597         225,646
Accrued interest receivable                           237,527         232,874
Intangible assets                                     469,194         479,712
Other assets                                          540,230         288,181
------------------------------------------------------------------------------
Total assets                                     $ 33,775,945    $ 31,315,621
==============================================================================

Liabilities
Deposits in domestic offices:
  Noninterest bearing                            $  3,398,751    $  4,091,216
  Interest bearing                                 18,168,438      15,981,866
Interest bearing deposits in foreign offices        5,724,057       3,834,827
------------------------------------------------------------------------------
      Total deposits                               27,291,246      23,907,909
Short-term borrowings                               2,051,801       3,354,745
Interest, taxes and other liabilities                 736,004         746,501
Long-term debt                                      1,323,238       1,083,561
------------------------------------------------------------------------------
Total liabilities                                  31,402,289      29,092,716
------------------------------------------------------------------------------

Commitments and contingent liabilities (Notes 23 and 24)
Shareholder's equity
Common shareholder's equity
  Common stock, $100 par; Authorized - 2,250,000 shares
                          Issued - 2,050,000 shares   205,000         205,000
  Capital surplus                                   1,986,361       1,984,326
  Retained earnings                                   141,699           8,678
  Accumulated other comprehensive income               40,596          24,901
------------------------------------------------------------------------------
Total shareholder's equity                          2,373,656       2,222,905
------------------------------------------------------------------------------
Total liabilities and shareholder's equity       $ 33,775,945    $ 31,315,621
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

The accounting and reporting policies of the Company and its subsidiaries, including its principal subsidiary, Marine Midland Bank (the Bank), conform to generally accepted accounting principles and to predominant practice within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions relating principally to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts. Prior years' financial statements have been reclassified to conform with the current financial statement presentation.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities


Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FAS 125), that were required to be adopted on that date, on a prospective basis, and adopted the remaining provisions on January 1, 1998. FAS 125 established criteria primarily based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. The adoption of the provisions of FAS 125 did not have a material effect on the financial position or results of operations of the Company.

Securities


Debt securities that the Company has the ability and intent to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts. Securities acquired principally for the purpose of selling them in the near term are classified as trading assets and reported at fair value, with unrealized gains and losses included in earnings. All other securities are classified as available for sale and carried at fair value, with unrealized gains and losses, net of related income taxes, included in other comprehensive income and reported as a separate component of shareholders' equity.


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

Residential mortgages are generally designated as nonaccruing when delinquent for more than ninety days. Loans to credit card customers that are past due more than ninety days are designated as nonaccruing if the customer has agreed to credit counseling. Other consumer loans are generally not designated as nonaccruing and are charged off against the allowance for credit losses according to an established delinquency schedule.

A loan is considered impaired when, based on current information it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are valued at the present value of expected future cash flows, discounted at the loan's original effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Allowance for Credit Losses


The allowance for credit losses is that amount believed adequate to absorb estimated credit losses in the loan portfolios based on management's evaluation of various factors including overall growth in the portfolios, an analysis of individual credits, adverse situations that could affect a borrower's ability to repay (including the timing of future payments), prior and current loss experience, and current economic conditions. A provision for credit losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

Mortgage Servicing Rights


Mortgage servicing rights (MSRs) represent the right to service loans for others, whether acquired directly or in conjunction with the acquisition of mortgage loan assets. As originated or purchased loans are sold or securitized, their total cost is allocated between MSRs and the loans, based on relative fair values.

MSRs are amortized over the expected life of the loans serviced, including expected prepayments, using a method that approximates the level yield method. The carrying value of the MSRs is periodically evaluated for impairment based on the difference between the carrying value of such rights and their current fair value. For purposes of measuring impairment, which is recorded through the use of a valuation reserve, MSRs are stratified based upon interest rates and whether such rates are fixed or variable and other loan characteristics. The evaluation of future net servicing income is based on a discounted and disaggregated (individual portfolio) methodology.

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

Under the synthetic alteration accounting model, the related derivative contract must be linked to specific individual assets or liabilities or pools of similar balance sheet assets or liabilities by the notional and interest rate risk characteristics of the associated instruments.

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


N O T E S  T O  F I N A N C I A L  S T A T E M E N T S

Note 1. Acquisitions


In the fourth quarter of 1998, the Company purchased the $1.7 billion commercial loan portfolio and assumed $91 million of deposit liabilities of the U.S. corporate banking unit of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank). Both the Company and HongkongBank are wholly owned subsidiaries of HSBC Holdings plc (HSBC). Funding for the transaction was mainly provided by the sale of short-term investments. The assets and liabilities acquired were recorded at the HongkongBank's carrying values, which approximated fair value.

The Company acquired CTUS Inc. (CTUS), a unitary thrift holding company on March 1, 1997. CTUS owned First Federal Savings and Loan Association of Rochester (First Federal), a thrift institution which had $7.0 billion in assets and deposits of $4.3 billion. The transaction was accounted for as a purchase and the results of CTUS operations are included in the Company's financial statements from the date of acquisition. The excess fair value of net assets acquired was $238 million and is being amortized against income over fifteen years. See Note 13 for preferred stock issued in connection with the acquisition.


The following pro forma financial information presents the combined results of the Company and CTUS as if the acquisition had occurred as of the beginning of
1996, after giving effect to certain adjustments, including accounting adjustments relating to fair value adjustments, amortization of goodwill and related income tax effect.  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the
Company and CTUS constituted a single entity during such periods.
------------------------------------------------------------------------------
Year Ended December 31,                                    1997          1996
------------------------------------------------------------------------------
                                                             (unaudited)
                                                             in millions
Net interest income after provision for credit losses    $1,112        $1,040
Net income                                                  468           426
------------------------------------------------------------------------------


The Company acquired the institutional dollar clearing activity of Morgan Guaranty Trust Company of New York on December 31, 1996. The Company assumed $945 million in deposit liabilities and acquired a like amount of Federal funds sold. The transaction was accounted for as a purchase. The excess of fair value of net assets acquired is being amortized against income over ten years.

The Company acquired $1.1 billion in selected assets and assumed $1.2 billion in deposits of East River Savings Bank for a purchase price of $93 million in 1996. The acquisition was accounted for as a purchase. The excess fair value of net assets acquired is being amortized against income over fifteen years.

Note 2. Cash and Due from Banks


The Bank is required to maintain noninterest bearing balances at Federal Reserve Banks as part of its membership requirements in the Federal Reserve System. These balances averaged $182.8 million in 1998 and $211.8 million in 1997.


Note 3. Trading Assets


An analysis of trading assets, which are valued at market, follows.
------------------------------------------------------------------------------
December 31,                                                  1998       1997
------------------------------------------------------------------------------
                                                              in thousand
U.S. Government                                           $  5,996   $      -
Mortgage and other asset backed securities                 813,234    970,782
Other securities                                             5,072      7,231
Derivatives                                                  1,717      1,441
------------------------------------------------------------------------------
                                                          $826,019   $979,454
------------------------------------------------------------------------------




The net gains (losses) resulting from trading activities are summarized by categories of financial instruments in the following table.
------------------------------------------------------------------------------
Year Ended December 31,                            1998       1997       1996
------------------------------------------------------------------------------
                                                      in thousands
U.S. Government                                 $   720     $  342    $ 1,830
Mortgage and other asset backed securities       (2,627)       451     (2,621)
Other securities                                  1,430      1,272      1,430
Derivatives                                      (1,278)      (327)      (835)
------------------------------------------------------------------------------
Trading asset revenues (loss)                    (1,755)     1,738       (196)
Foreign exchange revenue                          5,455      4,351      3,931
------------------------------------------------------------------------------
Trading revenues                                $ 3,700     $6,089    $ 3,735
------------------------------------------------------------------------------



Note 4. Securities


The amortized cost and fair value of securities available for sale follows.
------------------------------------------------------------------------------------------------------------
                                                   1998                                       1997
                            --------------------------------------------------------------------------------
                                              Gross         Gross
                            Amortized    Unrealized    Unrealized          Fair     Amortized          Fair
December 31,                     Cost         Gains        Losses         Value          Cost         Value
------------------------------------------------------------------------------------------------------------
                                                             in thousands
U.S. Treasury              $1,539,471       $40,923        $    -    $1,580,394    $2,415,835    $2,432,546
U.S. Government agency      1,902,243        20,899         2,115     1,921,027     1,088,798     1,108,506
Other debt securities         557,848         6,059         3,398       560,509       284,135       285,245
Equity securities             169,733         6,016             -       175,749       165,695       172,476
------------------------------------------------------------------------------------------------------------
                           $4,169,295       $73,897        $5,513    $4,237,679    $3,954,463    $3,998,773
------------------------------------------------------------------------------------------------------------


At December 31, 1997, with regard to securities available for sale, the Company had gross unrealized gains of $18.6 million, $24.4 million and $8.8 million and gross unrealized losses of $1.9 million, $4.7 million and $.9 million related to U.S. Treasury, U.S. Government agency and other securities, respectively.

The Company sold securities available for sale resulting in gross realized gains of $15.9 million, $19.7 million and $12.9 million, and gross realized losses of $1.7 million, $.4 million and $5.0 million in the years 1998, 1997 and 1996, respectively. Substantially all interest income on securities is taxable.

The amortized cost and fair values of debt securities available for sale at December 31, 1998, by contractual maturity are shown in the following table. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties in certain cases.


The amounts reflected in the table exclude $169.7 million amortized cost,
($175.7 million fair value) of equity securities available for sale that do not have fixed maturities.
------------------------------------------------------------------------------
                                                  Amortized              Fair
December 31, 1998                                      Cost             Value
------------------------------------------------------------------------------
                                                         in thousands
Within one year                                  $  430,714        $  432,043
After one but within five years                   1,684,504         1,725,641
After five but within ten years                     544,068           546,144
After ten years                                   1,340,276         1,358,102
------------------------------------------------------------------------------
                                                 $3,999,562        $4,061,930
------------------------------------------------------------------------------



Note 5. Loans


Loans are presented net of unearned income, unamortized nonrefundable fees and related direct loan origination costs of $164.5 million and $129.3 million at
December 31, 1998 and 1997, respectively.  A distribution of the loan portfolio follows.
------------------------------------------------------------------------------
December 31,                                           1998              1997
------------------------------------------------------------------------------
                                                         in thousands
Domestic:
  Commercial:
    Construction loans                          $   175,927       $   359,021
    Mortgage loans                                2,919,899         1,876,243
    Other business and financial                  7,802,733         5,811,432
  Consumer:
    Residential mortgages                         9,466,912        10,007,694
    Credit card receivables                       1,291,071         1,780,055
    Other consumer loans                          1,319,519         1,178,337
International                                     1,073,438           609,450
------------------------------------------------------------------------------
                                                $24,049,499       $21,622,232
------------------------------------------------------------------------------


Residential mortgages include $1,082.2 million and $329.6 million of mortgages held for sale at December 31, 1998 and 1997, respectively. Other consumer loans include $432.4 million and $366.0 million of higher education loans also held for sale at December 31, 1998 and 1997, respectively.

International loans include "Brady bonds" issued by the United Mexican States and the Republic of Venezuela in the refinancing of their debt obligations. These bonds had an aggregate carrying value of $356.1 million (face value $368.3 million) and an aggregate fair value of $271.8 million at year end 1998. The Company's intent is to hold these instruments until maturity. The bonds are fully secured as to principal by zero-coupon U.S. Treasury securities with face value equal to that of the underlying bonds. Aggregate carrying value, face value and fair value was $353.3 million, $365.6 million and $311.2 million, respectively, at year end 1997.

At December 31, 1998 and 1997, the Company's nonaccruing loans were
$336.8 million and $311.1 million, respectively. At December 31, 1998 and 1997, the Company had commitments to lend additional funds of $24.9 million and $.9 million, respectively, to borrowers whose loans are classified as nonaccruing. A significant portion of these commitments include clauses that provide for cancellation in the event of a material adverse change in the financial position of the borrower.


------------------------------------------------------------------------------
Year Ended December 31,                               1998      1997      1996
------------------------------------------------------------------------------
                                                        in thousands
Interest revenue on nonaccruing loans which
 would have been recorded had they been
 current in accordance with their original terms   $19,802   $23,922   $39,597
Interest revenue recorded on nonaccruing loans      34,824    42,287    35,858
------------------------------------------------------------------------------


Other real estate and owned assets included in other assets amounted to $8.8 million and $11.7 million net of allowances for losses of $13.4 million and $21.6 million at December 31, 1998 and 1997, respectively.

The Company identified impaired loans totaling $182.6 million at December 31, 1998, of which $81.3 million had an allocation from the allowance of $32.2 million. At December 31, 1997, the Company had identified impaired loans of $152.6 million of which $54.1 million had an allocation from the allowance of $20.7 million. The average recorded investment in such impaired loans was $169.9 million, $183.5 million and $278.0 million in 1998, 1997 and 1996, respectively.

The Company has loans outstanding to certain executive officers and directors. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other persons and do not involve more than normal risk of collectibility. The aggregate amount of such loans did not exceed 5% of shareholders' equity at December 31, 1998 and 1997.


Note 6. Allowance for Credit Losses


An analysis of the allowance for credit losses follows.
------------------------------------------------------------------------------
                                                 1998        1997        1996
------------------------------------------------------------------------------
                                                     in thousands
Balance at beginning of year                $ 409,409   $ 418,159   $ 477,502
Allowance related to acquired businesses            -      40,294       3,415
Provision charged to income                    80,000      87,400      64,750
Recoveries on loans charged off                42,908      50,261      54,006
Loans charged off                            (152,665)   (186,705)   (181,514)
------------------------------------------------------------------------------
Balance at end of year                      $ 379,652   $ 409,409   $ 418,159
------------------------------------------------------------------------------


Note 5 provides information on impaired loans and the related specific credit loss allowance.

Note 7. Mortgage Servicing Rights


Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $12.06 billion and $11.83 billion at December 31, 1998 and 1997, respectively. Custodial balances maintained in connection with the foregoing loan servicing, and included in noninterest bearing deposits in domestic offices were $232.8 million and $223.2 million at December 31, 1998 and 1997, respectively.


An analysis of MSRs, reported in intangible assets, follows.
------------------------------------------------------------------------------
                                                1998         1997        1996
------------------------------------------------------------------------------
                                                     in thousands
Balance at beginning of year                $111,501     $ 33,897    $ 36,822
Additions                                     48,765      102,312      11,385
Amortization                                 (26,462)     (24,708)    (14,310)
------------------------------------------------------------------------------
Balance at end of year                      $133,804     $111,501    $ 33,897
------------------------------------------------------------------------------


Additions reported for 1997 include $83.2 million in MSRs obtained in the acquisition of First Federal. No valuation reserve has been established against MSRs. The fair value of MSRs as of December 31, 1998 and 1997 was approximately $198.5 million and $179.4 million, respectively.

Note 8. Goodwill and Other Acquisition Intangibles


Goodwill and other acquisition intangibles included in intangible assets totaled $335.4 million and $370.5 million at December 31, 1998 and 1997, respectively. These amounts are amortized over the estimated periods to be benefited, not exceeding 15 years. Amortization totaled $37.7 million, $34.4 million and $14.4 million during the years 1998, 1997, and 1996, respectively.


Note 9. Deposits


The aggregate amount of time deposit accounts (primarily certificates of deposits) each with a minimum of $100,000 included in domestic office deposits were $2.99 billion and $1.91 billion at December 31, 1998 and 1997, respectively.  Substantially all deposits in foreign offices exceed $100,000.
The scheduled maturities of time deposits at December 31, 1998 follows.
------------------------------------------------------------------------------
                                                                  in thousands
1999                                                                $7,563,501
2000                                                                   727,062
2001                                                                   125,616
2002                                                                    72,420
2003                                                                    26,447
Later years                                                             21,140
------------------------------------------------------------------------------
                                                                    $8,536,186
------------------------------------------------------------------------------

Note 10. Short-Term Borrowings


The following table shows detail relating to short-term borrowings in 1998,
1997 and 1996.  Average interest rates during each year are computed by dividing total interest expense by the average amount borrowed.
---------------------------------------------------------------------------------------------------------
                                            1998                     1997                     1996
                                   -------------------      -------------------      -------------------
                                               Average                  Average                  Average
                                       Amount     Rate          Amount     Rate          Amount     Rate
---------------------------------------------------------------------------------------------------------
                                                                in thousands
Federal funds purchased
 (day to day):
     At December 31                $  607,124     4.59%     $1,389,854     5.19%     $1,225,738     5.36%
     Average during year              617,542     5.20       1,266,663     5.50         619,775     5.26
     Maximum month-end balance        908,542                2,164,329                1,225,738
Securities sold under
 repurchase agreements:
     At December 31                   206,048     4.41         617,628     4.34          58,491     4.98
     Average during year              299,588     5.34         710,716     5.44         465,147     4.95
     Maximum month-end balance        832,312                2,680,576                  809,703
Commercial paper:
     At December 31                   909,261     5.05         847,431     5.61         473,633     5.30
     Average during year              826,650     5.49         721,995     5.53         338,505     5.32
     Maximum month-end balance      1,002,479                  896,574                  590,358
All other short-term borrowings:
     At December 31                 1,238,630     4.57       1,347,262     5.70         723,480     5.68
     Average during year            1,888,166     5.86         862,856     5.62         950,020     4.97
     Maximum month-end balance      2,972,341                1,670,339                1,231,399
-----------------------------------------------------------------------------------------------------------


All other short-term borrowings at year ends 1998 and 1997 included $1,025 million and $850 million, respectively, from the Federal Home Loan Bank. At December 31, 1998, the Company had unused lines of credit with HSBC aggregating $500 million. These lines of credit do not require compensating balance arrangements and commitment fees are not significant.



Note 11. Income Taxes


Total income taxes (benefit) were allocated as follows.
------------------------------------------------------------------------------------
Year Ended December 31,                                 1998        1997       1996
------------------------------------------------------------------------------------
                                                            in thousands
To income before income taxes                       $238,100    $193,000   $171,000
To shareholders' equity unrealized gain (loss)
 on securities available for sale, net of taxes        8,426      10,182    (10,498)
------------------------------------------------------------------------------------
                                                    $246,526    $203,182   $160,502
------------------------------------------------------------------------------------


The components of income tax expense follow.
------------------------------------------------------------------------------------
Year Ended December 31,                                 1998        1997       1996
------------------------------------------------------------------------------------
                                                            in thousands
Current:
  Federal                                           $209,729    $109,570   $ 57,220
  State and local                                     56,487      67,117     70,280
------------------------------------------------------------------------------------
Total current                                        266,216     176,687    127,500
Deferred, primarily federal                          (28,116)     16,313     43,500
------------------------------------------------------------------------------------
Total income taxes                                  $238,100    $193,000   $171,000
------------------------------------------------------------------------------------


The following table is an analysis of the difference between effective rates based on the total income tax provision attributable to pretax income and the statutory U.S. Federal income tax rate.
------------------------------------------------------------------------------
Year Ended December 31,                           1998        1997       1996
------------------------------------------------------------------------------
Statutory rate                                    35.0%       35.0%      35.0%
Increase (decrease) due to:
  State and local income taxes                     4.8         6.5        8.3
  Valuation allowance                             (5.9)      (12.2)      (9.8)
  Tax exempt interest income                       (.2)        (.3)       (.4)
  Brazilian tax credit settlement                 (3.1)          -          -
  Other items                                       .5          .1       (2.1)
------------------------------------------------------------------------------
Effective income tax rate                         31.1%       29.1%      31.0%
------------------------------------------------------------------------------



The components of the net deferred tax asset are summarized below.
------------------------------------------------------------------------------
December 31,                                                  1998       1997
------------------------------------------------------------------------------
                                                              in thousands
Deferred tax assets:
  Allowance for credit losses                             $123,395   $141,131
  Deferred charge offs                                      11,305     20,472
  Depreciation and amortization                             16,346     17,011
  Accrued expenses not currently deductible                 55,559     53,561
  Other                                                     82,699     70,473
------------------------------------------------------------------------------
                                                           289,304    302,648
  Less valuation allowance                                  28,329    130,702
------------------------------------------------------------------------------
    Total deferred tax assets                              260,975    171,946
------------------------------------------------------------------------------
Less deferred tax liabilities:
  Lease financing income accrued                            30,881     32,136
  Accrued pension cost                                      11,294      2,948
  Accrued income on foreign bonds                           20,909     21,270
  Deferred net operating loss recognition                   90,018     38,018
  Securities available for sale                             23,934     15,509
  Other                                                     24,670     22,486
------------------------------------------------------------------------------
    Total deferred tax liabilities                         201,706    132,367
------------------------------------------------------------------------------
    Net deferred tax asset                                $ 59,269   $ 39,579
------------------------------------------------------------------------------


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
------------------------------------------------------------------------------------------
December 31,                                                          1998           1997
------------------------------------------------------------------------------------------
                                                                      in thousands
Issued by the Company or subsidiaries other than the Bank:
  Floating rate subordinated notes due 2000  (5.3750%)          $  200,000     $  200,000
  Floating rate subordinated notes due 2009  (5.4375%)             124,320        124,320
  Floating rate subordinated capital notes due 1999 (5.5000%)      100,000        100,000
  7% subordinated notes due 2006                                   298,026        297,774
  Guaranteed mandatorily redeemable preferred securities
   7.808% Capital Securities due 2026                              200,000        200,000
   8.38% Capital Securities due 2027                               200,000        200,000
  Other notes payable                                                  134            183
------------------------------------------------------------------------------------------
                                                                 1,122,480      1,122,277
Issued or acquired by the Bank or its subsidiaries:
  Fixed rate Federal Home Loan Bank of New York advances           590,877        498,741
  Floating rate Federal Home Loan Bank of New York advances              -         50,000
  Collateralized mortgage obligations                                4,562          5,942
Obligations under capital leases                                    29,772         31,104
------------------------------------------------------------------------------------------
                                                                $1,747,691     $1,708,064
------------------------------------------------------------------------------------------


Debt issued by Marine Midland Bank or its subsidiaries excludes the following notes payable to the Company: a floating rate note of $100 million due 2000; a 7.234% note of $298 million due 2006; a floating rate note of $100 million due 2012; and a floating rate note of $200 million due 2013.

Interest rates on floating rate notes are determined periodically by formulas based on certain money market rates or, in certain instances, by minimum interest rates as specified in the agreements governing the respective issues. Interest rates on the floating rate notes in effect at December 31, 1998 are shown in parentheses.

At maturity, the floating rate subordinated capital notes due 1999 were to be exchanged by the Company for capital securities of the Company, or at the Company's option, the principal amount may be paid from funds designated by the Board of Governors of the Federal Reserve System as available for the retirement or redemption of the notes. In 1998, the Federal Reserve Board approved a waiver for issuing new capital securities at the maturity of the notes.

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

The fixed rate Federal Home Loan Bank of New York advances have interest rates ranging from 2.67% to 8.61%. The mortgage bonds are collateralized by a pledge of FHLMC mortgage-backed securities. All payments received on the pledged mortgage-backed securities, net of certain costs, must be applied to repay the bonds. The stated maturity and stated rate for the three bonds are:
January, 2000 at 7.33%; September, 2002 at 7.89%; and October, 2006 at 7.27%.
It is expected that the actual life of the bonds will be less than their stated maturity.

Contractual scheduled maturities for the debt, excluding obligations under capital leases, over the next five years are as follows: 1999, $409.8 million; 2000, $451.1 million; 2001, $21.3 million; 2002, $1.3 million; and $.5 million in 2003. Maturities for obligations under capital leases are reported in Note 23, Commitments and Contingent Liabilities.

Note 13. Preferred Stock


The CTUS Inc. acquisition agreement (see Note 1) provided that the Company issue preferred shares to CT Financial Services Inc. (the Seller). The preferred shares provide for, and only for, a contingent dividend or redemption equal to the amount of recovery, net of taxes and costs, if any, by First Federal resulting from the pending action against the United States government alleging breaches by the government of contractual obligations to First Federal following passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Company issued 100 preferred shares at a par value of $1.00 per share in connection with the acquisition.

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



Note 15. Retained Earnings


Bank dividends are a major source of funds for payment by the Company of shareholder dividends and along with interest earned on investments, cover the Company's operating expenses which consist primarily of interest on outstanding debt. The approval of the Federal Reserve Board is required if the total of all dividends declared by the Bank in any year would exceed the net profits for that year, combined with the retained profits for the two preceding years. Under a separate restriction, payment of dividends is prohibited in amounts greater than undivided profits then on hand, after deducting actual losses and bad debts. Bad debts are debts due and unpaid for a period of six months unless well secured and in the process of collection.

Under these rules the Bank can pay dividends to the Company as of December 31, 1998 of approximately $141.7 million, adjusted by the effect of its net income
(loss) for 1999 up to the date of such dividend declaration.

Note 16. Comprehensive Income


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

Note 17. Impact of Recently Issued Accounting Standards


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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below.


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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) of 8% and 4%, respectively. Also required are ratios of Tier 1 capital (as defined) to average assets (as defined) of 4% at the Bank level and 3% at the Company level as long as the Company has a strong supervisory rating.

As of December 31, 1998, the most recent notification from the Federal Reserve Board categorized the Company and the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, a banking institution must have minimum total risk-based ratio of at least 10%, Tier 1 risk-based ratio of at least 6%, and Tier 1 leverage ratio of at least 5%. There are no conditions or events since that notification that management believes have changed the categories.


The capital amounts and ratios are presented in the table.
--------------------------------------------------------------------------------------
                                          1998                          1997
                               ------------------------     --------------------------
                                   Actual                       Actual
                               --------------   Minimum     --------------    Minimum
December 31,                   Amount   Ratio    Amount     Amount   Ratio     Amount
--------------------------------------------------------------------------------------
                                                    in millions
 Total capital
  (to risk weighted assets)
   Company                     $3,140   12.04%   $2,087     $2,915    13.38%   $1,744
   Bank                         2,941   11.33     2,077      2,540    11.75     1,730
 Tier 1 capital
  (to risk weighted assets)
   Company                      2,248    8.62     1,043      2,039     9.36       872
   Bank                         1,998    7.70     1,038      1,830     8.46       865
 Tier 1 capital
  (to average assets)
   Company                      2,248    6.76       998      2,039     6.68       915
   Bank                         1,998    6.04     1,324      1,830     6.04     1,212
--------------------------------------------------------------------------------------


Under the framework, the Bank's capital levels allow the Bank to accept brokered deposits without prior regulatory approval. As of December 31, 1998, the Bank had no brokered deposits.

Note 19. Transactions with Principal Shareholder and Related Parties


The Company's common stock is owned by HSBC Holdings B.V., an indirect wholly owned subsidiary of HSBC. In the normal course of business, the Company conducts transactions with HSBC, including its 25% or more owned subsidiaries (HSBC Group). These transactions occur at prevailing market rates and terms and include deposits taken and placed, short-term borrowings and interest rate contracts.

At December 31, 1998 and 1997 assets of $631.2 million and $47.1 million, respectively, and liabilities of $3,066.8 million and $1,496.7 million, respectively, related to such transactions with the HSBC Group were included in the Company's balance sheet. Income and expense associated with such transactions was not material to the Company's financial results of operation.

Interest rate forward and futures contracts and interest rate swap contracts entered into with the HSBC Group are used primarily as an asset and liability management tool to manage interest rate risk. At December 31, 1998 and 1997, the notional amounts of these contracts with members of the HSBC Group were $9.85 billion and $9.04 billion, respectively.

Legal restrictions on extensions of credit by the Bank to the HSBC Group require that such extensions be secured by eligible collateral. At December 31, 1998 and 1997, outstanding extensions of credit secured by eligible collateral were $852.3 million and $204.7 million, respectively.

See Note 1 for loans purchased and deposits assumed from HongkongBank during 1998. During 1997 the Company purchased commercial loans having aggregate book values of $178.7 million from another wholly owned subsidiary of HSBC for fair value which approximated book value.


Note 20. Stock Option Plans


Options have been granted to employees of the Company under the HSBC Holdings Executive Share Option Scheme (the Executive Plan) and under the HSBC Savings Related Share Option Contribution Program (the Savings Plan). Compensation expense associated with such options is recognized over the vesting period based on the estimated fair value of such options at grant date.

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

Since the shares and contribution commitment have been granted directly by HSBC, the offset to compensation cost was a credit to capital surplus representing a contribution of capital from HSBC. The options granted and their related compensation cost are insignificant to the financial results of the Company.


Note 21. Postretirement Benefits


The Company, the Bank and certain other subsidiaries maintain a noncontributory pension plan covering substantially all of their employees hired prior to January 1, 1997 and those who joined the Company through acquisitions. Certain other HSBC subsidiaries participate in this plan.

The Company also maintains unfunded noncontributory health and life insurance coverage for all employees who retired from the Company and were eligible for immediate pension benefits from the Company's retirement plan. Employees retiring after January 1, 1993 will absorb a portion of the cost of these benefits. Employees hired after that same date are not eligible for these benefits. A premium cap has been established for the Company's share of retiree medical cost.


The Company adopted the provisions of Statement of Financial Accounting
Standards No. 132, Employers' Disclosures about Pensions and Other
Postretirement Benefits (FAS 132).  FAS 132 revised disclosure requirements;
it did not change measurement recognition.  The following table provides data concerning the Company's benefit plans.
-------------------------------------------------------------------------------------------
                                                                             Other
                                             Pension Benefits       Postretirement Benefits
                                           --------------------     -----------------------
                                               1998        1997          1998         1997
-------------------------------------------------------------------------------------------
                                                             in thousands
Change in benefit obligation
  Benefit obligation, January 1            $420,600    $333,115      $ 75,217     $ 70,180
  Service cost                               17,512      17,220         1,959        1,890
  Interest cost                              29,014      27,751         5,064        4,871
  Participant contributions                       -           -           279          334
  Actuarial (gain) loss                        (482)     24,418         1,629       (2,595)
  Acquisitions/plan merger                        -      31,847             -        4,957
  Benefits paid                             (14,539)    (13,751)       (6,178)      (4,420)
-------------------------------------------------------------------------------------------
Benefit obligation, December 31            $452,105    $420,600      $ 77,970     $ 75,217
===========================================================================================

Change in plan assets
  Fair value of plan assets, January 1     $424,530    $328,900      $      -     $      -
  Actual return on plan assets               80,398      69,357             -            -
  Company contribution                       30,000           -         5,899        4,086
  Participant contributions                       -           -           279          334
  Acquisition                                     -      40,024             -            -
  Benefits paid                             (14,539)    (13,751)       (6,178)      (4,420)
-------------------------------------------------------------------------------------------
Fair value of plan assets, December 31     $520,389    $424,530      $      -     $      -
===========================================================================================

Funded status of plan
  Funded status, December 31               $ 68,284    $  3,930      $(77,970)    $(75,217)
  Unrecognized actuarial gain               (42,519)     (2,182)       (5,967)      (7,596)
  Unrecognized prior service cost             6,906       7,779             -            -
  Unrecognized net transition obligation          -      (1,340)       45,459       48,706
-------------------------------------------------------------------------------------------
Recognized amount                          $ 32,671    $  8,187      $(38,478)    $(34,107)
===========================================================================================

Amount recognized in the consolidated
 balance sheet
  Prepaid benefit cost                     $ 32,671    $  8,187      $      -     $      -
  Accrued benefit liability                       -           -       (38,478)     (34,107)
-------------------------------------------------------------------------------------------
Recognized amount                          $ 32,671    $  8,187      $(38,478)    $(34,107)
===========================================================================================



Operating expenses for 1998, 1997 and 1996 included the following components.
--------------------------------------------------------------------------------------------------------------
                                                                                          Other
                                                 Pension Benefits                Postretirement Benefits
                                     ----------------------------------     ----------------------------------
                                         1998         1997         1996        1998       1997        1996
--------------------------------------------------------------------------------------------------------------
                                                                     in thousands
Net periodic benefit cost
  Service cost                       $ 17,512     $ 17,220     $ 14,696     $ 1,959     $1,890     $ 2,024
  Interest cost                        29,014       27,751       20,789       5,064      4,871       4,794
  Expected return on plan assets      (40,631)     (34,395)     (25,080)          -          -           -
  Prior service cost amortization         961          954          632           -          -           -
  Actuarial (gain) loss                     -            -        1,335           -       (486)          -
  Transition amount amortization       (1,340)      (1,341)      (1,341)      3,247      3,247       3,247
--------------------------------------------------------------------------------------------------------------
Net periodic benefit cost            $  5,516     $ 10,189     $ 11,031     $10,270     $9,522     $10,065
==============================================================================================================

Weighted-average assumptions
 as of December 31
  Discount rate                          7.00%        7.25%        7.75%       6.25%      6.75%       7.50%
  Expected return on plan assets         9.50         9.50         9.50           -          -           -
  Rate of compensation increase          4.65         4.90         5.40        4.65 (1)   4.90 (1)    5.40 (1)
--------------------------------------------------------------------------------------------------------------

(1) Applicable to life insurance only.


Net periodic pension cost includes $1.9 million, $2.0 million and $1.2 million for 1998, 1997 and 1996, respectively, recognized in the financial statements of other HSBC subsidiaries participating in the Company's pension plan.

The Company has assumed a health care cost trend rate of 12% for 1999, decreasing 1% per year to an ultimate rate of 7% in the year 2004.

The assumed health care cost trend rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend by 1% would increase the aggregate service and interest cost component by $.1 million and the accumulated postretirement benefit obligation by $.9 million. Decreasing the health care cost trend rate by 1% would decrease the aggregate service and interest cost components by $.1 million and the accumulated post retirement benefit obligation by $1.0 million.

Employees hired after January 1, 1997, after one year of service, become participants in a defined contribution plan. The Company also maintains a 401(k) plan covering substantially all employees. Contributions to these defined contribution plans are based on a percentage of employees' compensation or their own contributions in the case of the 401(k) plan. Pension expenses recognized for defined contribution plans totaled $8.9 million in 1998, $8.3 million in 1997 and $6.9 million in 1996.


Note 22. Business Segments
----------------------------------------------------------------------------------------------------------
                                                     Segments
                                  -----------------------------------------------    Corporate
                                  Commercial    Mortgage    Personal                       and
                                     Banking     Banking     Banking    Treasury         Other      Total
----------------------------------------------------------------------------------------------------------
                                                         in millions
1998
----
Net interest income (1)               $  369      $   75     $   567      $   22        $  132    $ 1,165
Other operating income                   138          53         211          (4)           62        460
Total income                             507         128         778          18           194      1,625
Provision for credit losses (2)           34         (11)         79           -           (22)        80
Other expenses (3)                       233          52         443           7            45        780
Pretax income                            240          87         256          11           171        765
Average assets                         9,215       8,489       4,333       5,279         5,531     32,847
Average liabilities/equity (4)         5,873         327      14,731       6,720         5,196     32,847

1997
----
Net interest income (1)               $  365      $   83     $   578     $    14        $  134    $ 1,174
Other operating income                   117          37         168           1            36        359
Total income                             482         120         746          15           170      1,533
Provision for credit losses (2)            8           6         144           -           (70)        88
Other expenses (3)                       215          59         424           7            76        781
Pretax income                            259          55         178           8           164        664
Average assets                         7,683       7,792       4,691       3,677         5,183     29,026
Average liabilities/equity (4)         5,272         296      14,037       3,683         5,738     29,026

1996
----
Net interest income (1)               $  309      $   50     $   466      $   11        $  126    $   962
Other operating income                   106          24         143           -            38        311
Total income                             415          74         609          11           164      1,273
Provision for credit losses (2)            8           1         113           -           (57)        65
Other expenses (3)                       198          31         363           6            59        657
Pretax income                            209          42         133           5           162        551
Average assets                         6,498       2,522       4,518       2,580         4,694     20,812
Average liabilities/equity (4)         4,121         153       9,915       2,550         4,073     20,812
----------------------------------------------------------------------------------------------------------

(1) Net interest income of each segment represents the difference between actual interest earned on assets and interest paid on liabilities of the segment adjusted for a funding charge or credit.  Segments are charged a cost to fund assets (e.g. customer loans) and receive a funding credit for funds provided (e.g. customer deposits) based on equivalent market rates.

(2) The provision apportioned to the segments is based on the segments  net charge offs and the change in allowance for credit losses.  Credit loss reserves are established at a level sufficient to absorb the losses considered to be inherent in the portfolio.  The difference between segment provisions and the Company provision is included in corporate and other.

(3) Expenses for the segments include fully apportioned corporate overhead expenses with the exception of non-recurring corporate expenses.

(4) Equity is not allocated to segments; it is included in corporate and other.


The Company has four distinct segments that it utilizes for management reporting and analysis purposes. These segments are based upon products and services offered and are identified in a manner consistent with the requirements outlined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The segment results show the financial performance of the major business units. These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis. Management does not analyze depreciation and amortization expense or expenditures for additions to long-lived assets which are not considered significant. As such, these amounts are included in other expenses and average assets, respectively, in the table.
The following describes the four reportable segments.



The Commercial Banking Segment provides a diversified range of wholesale financial products and services. This segment provides loan and deposit products to small, middle market and large corporations including specialized products such as highly leveraged financings, equipment financing and real estate financing. These products and services are offered through multiple delivery systems, including the branch banking network. In addition various credit and trade related products are offered such as standby facilities, performance guarantees, acceptances and document handling. U.S. dollar clearings services are offered for domestic and international wire transfer transactions. Corporate trust provides various trustee, agency and custody products and services for both corporate and municipal customers.

The Mortgage Banking Segment provides residential mortgage loan financing through direct retail and wholesale origination channels. This segment originates loans through a network of brokers, wholesale agents and retail origination offices. It also manages the held portfolio, consisting of investments in various mortgage loan products originated by the Bank. Originations provides services ranging from application taking to loan closing. Servicing provides loan servicing functions on a contractual basis for mortgage loans owned by third parties.

The Personal Banking Segment provides an extensive variety of products and services including various loans, deposits, mutual funds, sales, investment management services and estate planning in addition to a wide array of branch services. This segment provides revolving cards and installment loan products marketed to individuals through the branch banking network.

The Treasury Segment maintains overall responsibility for the investment and borrowing of funds to ensure liquidity, maximize return and manage interest rate risk exposure. This segment is primarily responsible for trading activities for the purpose of generating profits by selling securities in the near term and for various wholesale funding of assets and liabilities.

Corporate and Other consists primarily of available for sale securities, held for investment purposes and earnings on capital which are not allocated to the business segments. Other also includes certain non-recurring expenses and the provision for credit losses not assigned to business units.


Note 23. Commitments and Contingent Liabilities


At December 31, 1998 securities, loans and other assets carried in the consolidated balance sheet at $3.91 billion were pledged as collateral for borrowings, to secure governmental and trust deposits and for other purposes.


The Company and its subsidiaries are obligated under a number of noncancellable leases for premises and equipment.  Certain leases contain renewal options and escalation clauses.  Minimum future rental commitments on leases in effect at December 3l, l998 were:
----------------------------------------------------------------------------------------
                                                                    Capital   Operating
                                                                     Leases      Leases
----------------------------------------------------------------------------------------
                                                                       in thousands
1999                                                                $ 6,504    $ 34,765
2000                                                                  6,408      30,984
2001                                                                  6,377      27,164
2002                                                                  6,309      19,189
2003                                                                  6,090      24,749
Thereafter                                                           53,998      45,383
----------------------------------------------------------------------------------------
Total minimum lease payments                                         85,686    $182,234
Less: executory costs                                                32,309
----------------------------------------------------------------------------------------
Net minimum obligation                                               53,377
Less: amount representing interest                                   23,605
----------------------------------------------------------------------------------------
Present value of net minimum lease payments at December 31, 1998    $29,772
----------------------------------------------------------------------------------------



Operating expenses include rental expense, net of sublease rentals, of $43.2 million, $42.1 million and $36.7 million in 1998, 1997 and 1996, respectively.

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


A summary of financial instruments with off-balance sheet risk follows.
-----------------------------------------------------------------------------------------------------
December 31,                                                                        1998        1997
-----------------------------------------------------------------------------------------------------
                                                                                     in millions
Financial instruments whose contractual amounts represent the associated risk:
   Standby letters of credit and financial guarantees
      Guarantees for certain debt obligations of borrowers
        State and municipal                                                       $   125    $   147
        Industrial revenue                                                            310        287
        Other, primarily corporate                                                     25         10
      Other                                                                         1,227        601
   Other letters of credit                                                            490        295
   Commitments to extend credit                                                    15,460     10,588
Financial instruments whose notional or contractual amounts do not represent the associated risk:
   Interest rate swaps                                                              5,943      6,908
   Forward rate agreements                                                          1,600        600
   Futures contracts                                                                2,815      3,786
   Interest rate caps and floors                                                    2,323      1,671
   Options on futures contracts                                                         -        600
   Foreign exchange contracts                                                         159        134
   Commitments to deliver mortgaged-backed securities                                 850        275
-----------------------------------------------------------------------------------------------------


For commitments to extend credit, standby letters of credit and guarantees, the Company's exposure to credit loss in the event of non-performance by the counterparty to the financial instrument, is represented by the contractual amount of those instruments. Although management does not anticipate any significant loss as a result of these transactions, an allowance for credit loss related to these instruments of $10 million is included in interest, taxes and other liabilities on the consolidated balance sheet at December 31, 1998.

For those financial instruments whose contractual or notional amount does not represent the amount exposed to credit loss, risk at any point in time represents the cost, on a present value basis, of replacing these existing instruments at considering interest and exchange rates. Based on this measurement, $182.8 million was at risk at December 31, 1998. See Note 25 for further discussion of activities in derivative financial instruments. The Company controls the credit risk associated with off-balance sheet derivative financial instruments established for each counterparty through the normal credit approval process. See Note 19 for contracts entered into with the HSBC Group. Collateral is maintained on these positions, the amount of which is consistent with the measurement of exposure used in the risk-based capital ratio calculations under the banking regulators' guidelines.

Standby letters of credit and guarantees have been reduced by $76.6 million and $15.8 million at December 31, 1998 and 1997, respectively, which represent the amounts participated to other institutions. Maturities of guarantees for certain debt obligations of borrowers range from 1999 to 2019. Fees received are generally recognized as revenue over the life of the guarantee.

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



The following summarizes the outstanding positions of derivative contracts.
----------------------------------------------------------------------------------
                                                      Notional        Fair Value
December 31,                                       1998      1997    1998    1997
----------------------------------------------------------------------------------
                                                            in millions
Asset/liability management positions
  Interest rate swaps                            $5,468    $6,323    $136     $56
  Forward rate agreements                         1,600       600       -       -
  Futures contracts                               2,320     2,650       -      (1)
  Interest rate caps and floors                       -        10       -       -
  Options on futures contracts                        -       600       -       -
Available for sale portfolio positions
  Interest rate swaps                               475       445      (3)     (4)
  Futures contracts                                 195       225       1       1
  Interest rate caps and floors                     300       300       2       -
Mortgage servicing rights portfolio positions
  Interest rate caps and floors                   2,023     1,361      29      12
Trading positions
  Interest rate swaps                                 -       140       -       -
  Futures contracts                                 300       911       -       -
  Foreign exchange contracts                        159       134       -       -
----------------------------------------------------------------------------------



A maturity analysis of notional values of the outstanding positions of derivative contracts (excluding trading positions) follows.
--------------------------------------------------------------------------------------------------------
                                                                                        2004-
December 31,                                1999    2000      2001    2002      2003    2026      Total
--------------------------------------------------------------------------------------------------------
                                                                   in millions
Asset/liability management positions
  Interest rate swaps                     $2,512    $628    $1,525    $  6    $  270    $527     $5,468
  Forward rate agreements                  1,600       -         -       -         -       -      1,600
  Futures contracts                        2,320       -         -       -         -       -      2,320
Available for sale portfolio positions
  Interest rate swaps                          -       -         -     120        75     280        475
  Futures contracts                           30      60        60      45         -       -        195
  Interest rate caps and floors                -       -         -     200         -     100        300
Mortgage servicing rights portfolio
 positions
  Interest rate caps and floors                -       -        16     690     1,317       -      2,023
--------------------------------------------------------------------------------------------------------



Asset/liability management positions - Through the normal course of operations, the Company is subject to risk associated with changes in interest rates to the extent that interest earning assets and interest bearing liabilities mature or reprice at different times or by differing amounts. Pursuant to an overall balance sheet risk management strategy, derivative financial instruments are used to alter the cash flows and maturity characteristics of certain of these assets and liabilities and hedge anticipated repricing in order to maintain net interest margin within a range that management considers acceptable given various assumptions as to changes in interest rates.

Currently, the Company manages risk within the context of an asset sensitive balance sheet position. That is, interest earning assets tend to respond to changes in interest rates by repricing in advance of interest bearing liabilities. While increasing net interest margin in upward rate environments, net interest margin decreases when rates fall. As such, interest rate swaps, along with futures contracts and forward rate agreements are used to synthetically alter the cash flow associated with certain long-term floating rate assets and fixed rate liabilities. Swaps, put and call options are utilized to extend the maturities and financial futures are used to hedge the anticipated re-pricing of certain short-term assets and liabilities in order to limit exposure to changes in interest rates.


The following table summarizes the linkage of notional value derivative financial instruments utilized for asset/liability management positions to balance sheet assets and liabilities at December 31, 1998.
-------------------------------------------------------------------------------
                                         Interest        Forward
                                             Rate           Rate       Futures
December 31, 1998                           Swaps     Agreements     Contracts
-------------------------------------------------------------------------------
                                                     in millions
Loans                                      $2,256           $600        $  185
Federal funds sold/deposits placed          1,955            400         1,800
Federal funds/purchased deposits              100              -           335
Deposits                                      467            600             -
Debt                                          690              -             -
-------------------------------------------------------------------------------


Available for sale portfolio positions - In addition, the Company uses derivative contracts to synthetically convert fixed rate investment securities held in the available for sale portfolio to variable in order to mitigate the effects of changes in interest rates on the market valuation of these assets.

Mortgage servicing rights portfolio positions - Interest rate caps and floor contracts are used to limit the potential for loss on the valuation of mortgage servicing rights. As interest rates decline, mortgage prepayments generally accelerate, thereby eroding the value of the rights and requiring the Company to increase amortization. As interest rates decline below a specified level, the value of the derivative increases. The increased value of the derivative effectively offsets the decline in value of the rights.

Trading activities - The Company deploys excess liquidity by maintaining active trading positions in a variety of highly-liquid debt instruments including U.S. Government obligations, non-high risk mortgages, asset-backed and other securities. The trading portfolio is managed to realize profits from short-term price movements associated with holding high credit quality securities and associated off-balance sheet derivative instruments.


The majority of derivative instruments held in the trading portfolio are used to hedge market and interest rate risk associated with the on-balance sheet cash instruments to which they are linked. That is, changes in value of cash instruments are effectively offset by changes in value of the related derivative to the extent the on-balance sheet positions are hedged. The Company had no speculative derivative positions at December 31, 1998 outside the trading portfolio.

The Company's derivative trading positions are subject to interest rate risk, maturity and credit exposure limits. Stop loss limits have been imposed on all trading positions, including derivatives, to mitigate exposure to price movements.

Derivative trading positions are marked to market with gains and losses recorded as a component of net trading revenues. Generally, as individual trading assets are sold, the corresponding derivative positions are liquidated and gains and losses realized. See Note 3 for net revenues associated with trading activities during 1998, 1997 and 1996.


The following summarizes by instrument type, the year-end and average fair values of derivative trading positions.
------------------------------------------------------------------------------
                                                               Fair Value
December 31, 1998                                         Year-end    Average
------------------------------------------------------------------------------
                                                                in millions
Interest rate swaps
  Assets                                                     $   -      $  .9
  Liabilities                                                    -       (1.1)
Futures contracts
  Assets                                                         -         .1
  Liabilities                                                    -        (.3)
Foreign exchange contracts
  Assets                                                       1.7        1.5
  Liabilities                                                 (1.6)      (1.3)
------------------------------------------------------------------------------



Foreign exchange trading activities - The Company maintains open positions in various foreign exchange contracts, principally to accommodate customer demands for specific currencies. Foreign currencies are purchased and sold on a spot basis, with settlement occurring within a two day period. Also, certain forward purchase and sale agreements are entered into in order to match customer requests with settlement requirements associated with foreign markets. Additionally a limited number of open positions are maintained. Net revenues from foreign exchange trading were $5.4 million, $4.4 million and $4.0 million in 1998, 1997 and 1996, respectively.


The following summarizes the foreign currency trading contracts outstanding.
------------------------------------------------------------------------------
                                                          Notional       Fair
December 31, 1998                                           Amount      Value
------------------------------------------------------------------------------
                                                               in millions
Spot contracts                                              $ 17.0        $ -
Forward contracts                                            142.0          -
------------------------------------------------------------------------------


Approximately 60% of the foreign currency contracts outstanding are denominated in major currencies. All open foreign exchange contracts are marked to market on a daily basis with gains and losses recorded as a component of net trading revenues.


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


Significant concentrations of credit risk are summarized below.
---------------------------------------------------------------------------------
                                                                     Off-Balance
                                                       On-Balance          Sheet
December 31, 1998                                           Sheet    Commitments
---------------------------------------------------------------------------------
                                                                in millions
Consumer:
  Credit card receivables                                   $1,291        $5,614
  Residential mortgages                                      9,467           763
Real estate - commercial construction and mortgage loans     3,096           186
---------------------------------------------------------------------------------


At December 31, 1998 59% of credit card receivables, 63% of residential mortgages and 61% of commercial construction and mortgage loans were located within the Northeastern United States.

In general, the Company controls the varying degrees of credit risk involved in on- and off-balance sheet transactions through specific credit policies. These policies and procedures provide for a strict approval, monitoring and reporting process. It is the Company's policy to require collateral when it is deemed appropriate. Varying degrees and types of collateral are secured depending upon management's credit evaluation.


Note 27. Geographic Distribution of Revenues and Assets


The following table summarizes the Company's activities by geographic areas.
------------------------------------------------------------------------------------
                                          Period End
                                            Assets             Total Revenue (1)
                                    ------------------    --------------------------
                                       1998       1997      1998      1997      1996
------------------------------------------------------------------------------------
                                                     in millions
United States                       $32,207    $29,230    $1,553    $1,438    $1,213
Europe/Middle East/Africa             1,367      1,499         8        38         7
Asia/Pacific                            278        564        46        36        37
Other Western Hemisphere                472        634        18        21        16
Less allowance for credit losses       (380)      (409)        -         -         -
------------------------------------------------------------------------------------
Total                               $33,944    $31,518    $1,625    $1,533    $1,273
------------------------------------------------------------------------------------

(1) Includes net interest income and other operating income.



Loans are distributed geographically primarily on the basis of the location of the head office or residence of the borrowers or, in the case of certain guaranteed loans, the guarantors. Interest bearing deposits with banks are grouped by the location of the head office of the bank. Investments and acceptances are distributed on the basis of the location of the issuers or borrowers.

Interest and fee related income is distributed geographically on the same basis as the related asset. A charge or credit is made at market rates for use of funds after consideration has been given for the use of capital. Other operating income is distributed to the geographic area where the service or operation is performed.

Note 28. Fair Value of Financial Instruments


The following disclosures represent the Company's best estimate of the fair value of on- and off-balance sheet financial instruments. The following methods and assumptions have been used to estimate the fair value of each class of financial instrument for which it is practicable to do so.

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

Intangible assets - The Company has elected not to specifically disclose the fair value of certain intangible assets. In addition, the Company has not estimated the fair value of unrecorded intangible assets associated with its own portfolio such as core deposits. The fair value of the Company's intangibles is believed to be significant.

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


The following, which is provided for disclosure purposes only, provides a comparison of the carrying value and fair value of the Company's financial instruments.  Fair values have been determined based on applicable requirements and do not necessarily represent the amount that would be realized upon their liquidation.  The fair value of derivative financial instruments is disclosed in Note 25, Derivative Financial Instruments.
----------------------------------------------------------------------------------
                                               1998                    1997
                                      -------------------     --------------------
                                      Carrying       Fair     Carrying       Fair
December 31,                             Value      Value        Value      Value
----------------------------------------------------------------------------------
                                                     in millions
Financial assets:
  Instruments with carrying value
   equal to fair value                 $ 4,223    $ 4,169      $ 4,328    $ 4,328
    Related derivatives                     55          1            -          -
  Trading assets                           826        826          979        979
  Securities available for sale          4,238      4,238        4,002      4,002
    Related derivatives                      -          -           (3)        (3)
  Loans, net of allowance for
   credit losses                        23,716     23,787       21,219     21,461
    Related derivatives                     46         66            6         29
Financial liabilities:
  Instruments with carrying value
   equal to fair value                   3,702      3,702        4,953      4,955
    Related derivatives                      -          -            -          2
  Deposits:
   Without fixed maturities             18,211     18,211       15,636     15,636
   Fixed maturities                      8,046      8,076        7,157      7,194
    Related derivatives                     (8)        (1)         (24)         2
  Long-term debt                         1,744      1,814        1,704      1,731
    Related derivatives                     (4)       (68)          (4)       (30)
----------------------------------------------------------------------------------



The above table excludes $2,023 million of notional value interest rate caps and floors with a fair value of $29 million associated with mortgage servicing rights and $18 million of notional value customer facilitation interest rate swaps with a nominal fair value which are outside of the scope required in this footnote.

The fair value of commitments to extend credit, standby letters of credit and financial guarantees, is not included in the previous table. These instruments generate fees which approximate those currently charged to originate similar commitments. Further detail with respect to off-balance sheet financial instruments is provided in Note 24, Financial Instruments With Off-Balance Sheet Risk.


Note 29. Financial Statements of HSBC Americas, Inc. (parent)


Condensed parent company financial statements follow.
----------------------------------------------------------------------------------------------
Balance Sheet
December 31,                                                              1998           1997
----------------------------------------------------------------------------------------------
                                                                           in thousands
Assets:
Interest bearing deposits with banks (including
 $1,012,800 and $1,070,400 in banking subsidiary)                   $1,077,800     $1,135,400
Securities available for sale                                           24,330         29,935
Loans (net of allowance for credit losses of $1,284)                    37,694         57,628
Receivable from subsidiaries                                           702,759        627,461
Investment in subsidiaries at amount of their
 net assets
    Banking                                                          2,373,656      2,222,905
    Other                                                               23,892         43,668
Other assets                                                            47,324         42,180
----------------------------------------------------------------------------------------------
Total assets                                                        $4,287,455     $4,159,177
----------------------------------------------------------------------------------------------
Liabilities:
Interest, taxes and other liabilities                               $   14,027     $  138,327
Short-term borrowings                                                  910,457        847,431
Long-term debt                                                         722,346        722,094
Long-term debt due to subsidiary                                       412,372        412,372
----------------------------------------------------------------------------------------------
Total liabilities                                                    2,059,202      2,120,224
Shareholders' equity                                                 2,228,253      2,038,953
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $4,287,455     $4,159,177
----------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------
Statement of Income
Year Ended December 31,                                    1998           1997           1996
----------------------------------------------------------------------------------------------
                                                                    in thousands
Income:
  Dividends from banking subsidiaries                  $405,000       $275,000       $130,000
  Dividends from other subsidiaries                       7,001            804          7,465
  Interest from banking subsidiaries                     91,405         84,599         65,963
  Interest from other subsidiaries                          241              -             27
  Other interest income                                   7,641         12,290          5,429
  Securities transactions                                 7,529         12,650          7,915
  Other income                                            2,226          2,492          2,369
----------------------------------------------------------------------------------------------
Total income                                            521,043        387,835        219,168
----------------------------------------------------------------------------------------------
Expenses:
  Interest (including $33,382, $26,813,
   and $852 paid to subsidiaries)                       123,053        114,294         81,554
  Other expenses                                          6,504          7,535          6,302
----------------------------------------------------------------------------------------------
Total expenses                                          129,557        121,829         87,856
----------------------------------------------------------------------------------------------
Income before taxes and equity in undistributed
 income of subsidiaries                                 391,486        266,006        131,312
Income tax benefit                                       (5,962)        (2,527)        (3,312)
----------------------------------------------------------------------------------------------
Income before equity in undistributed income
 of subsidiaries                                        397,448        268,533        134,624
Equity in undistributed income of subsidiaries          129,619        202,417        245,564
----------------------------------------------------------------------------------------------
Net income                                             $527,067       $470,950       $380,188
----------------------------------------------------------------------------------------------



                                      70



----------------------------------------------------------------------------------------------
Statement of Cash Flows
Year Ended December 31,                                    1998           1997           1996
----------------------------------------------------------------------------------------------
                                                                   in thousands
Cash flows from operating activities:
  Net income                                          $ 527,067      $ 470,950      $ 380,188
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                         3,128          3,693          3,278
    Net change in other accrued accounts                 (4,294)        49,380        (15,155)
    Undistributed income of subsidiaries               (129,619)      (202,417)      (245,564)
    Other, net                                          116,636       (149,056)        (8,190)
----------------------------------------------------------------------------------------------
      Net cash provided by operating
       activities                                       512,918        172,550        114,557
----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Net change in interest bearing
   deposits with banks                                   57,600         81,700         61,300
  Purchases of securities                                     -         (5,000)          (125)
  Sales of securities                                    12,366         20,785         12,829
  Net change in other short-term loans                        -              -         78,000
  Principal collected on long-term loans                 19,934         55,658          5,592
  Long-term loans advanced                             (200,000)      (100,000)      (414,333)
  Investment in banking subsidiary                            -        (95,298)             -
  Other, net                                             14,156            229            219
----------------------------------------------------------------------------------------------
      Net cash used by investing
       activities                                       (95,944)       (41,926)      (256,518)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net change in short-term borrowings                    63,026         90,798       (265,458)
  Issuance of long-term debt                                  -        200,000        497,480
  Repayment of long-term debt                                 -       (125,000)             -
  Redemption of preferred stock                               -        (98,063)             -
  Dividends paid                                       (480,000)      (202,937)       (85,872)
----------------------------------------------------------------------------------------------
      Net cash provided (used) by
       financing activities                            (416,974)      (135,202)       146,150
----------------------------------------------------------------------------------------------
Net change in cash and due from banks                         -         (4,578)         4,189
Cash and due from banks at beginning of year                  -          4,578            389
----------------------------------------------------------------------------------------------
Cash and due from banks at end of year                $       -      $       -      $   4,578
----------------------------------------------------------------------------------------------
Supplementary data
  Interest paid                                       $ 121,889      $ 120,840      $  72,662
  Income taxes paid                                           -              -          5,155
----------------------------------------------------------------------------------------------


The Bank is subject to legal restrictions on certain transactions with its nonbank affiliates in addition to the restrictions on the payment of dividends to the Company (see Note 15).


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no disagreements on accounting and financial disclosure matters between the Company and its independent accountants during 1998.

P A R T  III

Item 10. Directors and Executive Officers of the Registrant


Directors
Set forth below is certain biographical information relating to the members of the Company's Board of Directors. Each director is elected annually. There are no family relationships among the directors.

John R. H. Bond, age 57, Chairman of the Company and the Bank since January 1, 1997 and Group Chairman of HSBC since May 29, 1998. Formerly President and Chief Executive Officer of the Company and the Bank from 1991 through 1992. Previously Executive Director Banking, HongkongBank from 1990 to 1991 and Executive Director Americas from 1988 to 1990. Mr. Bond is director and Chairman of HSBC Finance (Netherlands) Limited, Chairman of Midland Bank plc, Chairman of The British Bank of the Middle East and a director of HongkongBank, the London Stock Exchange, Saudi British Bank and Orange plc. Elected in 1987.

I. Malcolm Burnett, age 51, President and Chief Executive Officer of the Company and the Bank from January 1998 and director of the Bank since 1996. Formerly Chief Operating Officer of the Bank since 1992. He joined the HSBC Group in 1966 and has served in various positions in the United Kingdom, Hong Kong, India, Indonesia and the Solomon Islands. Prior to joining the Bank he was Chief Operating Officer of HongkongBank Singapore, a position held since 1989. Mr. Burnett is also a director of HSBC Holdings B.V., HSBC Markets Holdings (USA), Inc., Hongkong Bank of Canada, and Wells Fargo HSBC Trade Bank, N.A. Elected in 1997.

James H. Cleave, age 56, formerly President and Chief Executive Officer of the Company and the Bank from 1993 through 1997 and formerly Executive Director from June 1992 through December 1992. Previously Director, President and Chief Executive Officer of Hongkong Bank of Canada since 1987. Mr. Cleave is also Chairman of Hongkong Bank of Canada and a director of that Bank. Elected in 1991.

Youssef A. Nasr, age 44, Director, President and Chief Executive Officer of Hongkong Bank of Canada since January 1998. Mr. Nasr is also a director of the Bank. Previously he was Deputy Chief Executive and he has held various executive positions with Hongkong Bank of Canada since 1990. He has been a member of the HSBC Group since 1976 and was appointed a Group General Manager in 1998. Elected in 1998.

Keith R. Whitson, age 55, Group Chief Executive Officer of HSBC since May 29, 1998 and a director of HSBC since 1994. Formerly Chief Executive Officer of Midland Bank plc from 1992 through 1998. Prior to that he was Executive Director of the Company from 1990 through 1992. He has been with HSBC since 1961. Elected in 1998.



Directors' Compensation


Directors who are employees of the Company, HSBC or other group affiliates do not receive compensation for their services as Company directors.

Executive Officers


The table below shows the names and ages of all executive officers of the Company and the positions held by them as of March 1, 1999 and the dates when elected an executive officer of the Company or the Bank.

---------------------------------------------------------------------------------
                                Year
Name                   Age   Elected     Present Position with the Company
---------------------------------------------------------------------------------
I. Malcolm Burnett      51      1998     President and Chief Executive Officer
Robert B. Engel         45      1994     Chief Banking Officer
Robert H. Muth          46      1993     Chief Administrative Officer
Robert M. Butcher       55      1988     Executive Vice President and
                                          Chief Financial Officer
Vincent J. Mancuso      52      1996     Executive Vice President and
                                          Group Audit Executive, USA
Paul E. Martin          46      1998     Executive Vice President and
                                          Chief Credit Officer
Gerald A. Ronning       51      1991     Executive Vice President and Controller
Philip S. Toohey        55      1990     Legal Advisor, Americas and Secretary
---------------------------------------------------------------------------------


All executive officers have served the Company or the Bank in executive capacities for more than five years. There are no family relationships among the above officers.

Item 11. Executive Compensation


The following table sets forth information as to the compensation earned through December 31, 1998 by I. Malcolm Burnett, President and Chief Executive Officer and by the four most highly compensated officers of the Company and the Bank.


Summary Compensation Table

--------------------------------------------------------------------------------------------
                                           Annual Compensation                           All
Name and                                                                               Other
Principal Position                Year     Salary        Bonus        Other     Compensation
--------------------------------------------------------------------------------------------
I. Malcolm Burnett                1998   $618,736     $ 55,500     $386,737          $     -
 President and                    1997    474,793       44,938      258,851                -
 Chief Executive Officer          1996    499,592       21,814      256,753                -
John A. D. Hamilton               1998    527,256       48,622      230,586                -
 Executive Vice President         1997    452,932       41,312      275,198                -
 Information Technology           1996    425,241       27,069      215,877                -
Robert B. Engel                   1998    300,565      211,825        7,475           12,223
 Chief Banking Officer            1997    204,385      122,875        5,783            7,440
                                  1996    197,308       95,900        5,633            7,892
Robert H. Muth                    1998    299,593      211,825        5,093           10,400
 Chief Administrative Officer     1997    231,985      135,025        4,588            9,194
                                  1996    202,573      104,600        3,561            7,595
Robert M. Butcher                 1998    313,358      173,000       12,721            6,400
 Executive Vice President and     1997    307,015      184,250        9,315            6,844
 Chief Financial Officer          1996    300,554      144,775        9,165            5,960
--------------------------------------------------------------------------------------------



Mr. Burnett and Mr. Hamilton have been seconded to the Bank by HSBC which pays their salary and other benefits pursuant to arrangements applicable to international HSBC officers. Other Annual Compensation for Mr. Burnett includes $274,164, $147,093, and $143,046 for 1998, 1997 and 1996,
respectively, received for housing allowance. Mr. Hamilton's Other Annual Compensation includes a housing allowance of $70,561, $69,767 and $81,161 for 1998, 1997 and 1996, respectively. It also includes an education allowance of $105,860, $81,987 and $74,925 for 1998, 1997 and 1996, respectively. Other
Annual Compensation for the other named executives includes health and insurance benefits.

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

HSBC has granted options on HSBC common stock to the named executives. Options were granted on March 16, 1998, exercisable beginning March 16, 2001 conditional upon the growth in earnings per share of HSBC over the three year period and expiring March 16, 2008.


The following table shows the estimated annual retirement benefit payable upon normal retirement on a straight life annuity basis to participating employees, including officers, in the compensation and years of service classifications indicated under the Company's retirement plans which cover most officers and employees on a non-contributory basis.  The amounts shown are before application of social security reductions.  Years of service credited for benefit purposes is limited to 30 years in the aggregate.
----------------------------------------------------------------------------------
                               Estimated Annual Retirement Benefits for
Five Year Average              Representative Years of Credited Service
  Compensation              15           20           25           30           35
----------------------------------------------------------------------------------
    $125,000          $ 36,875     $ 49,375     $ 61,875     $ 74,375     $ 74,688
     150,000            44,250       59,250       74,250       89,250       89,265
     175,000            51,625       69,125       86,625      104,125      104,563
     200,000            59,000       79,000       99,000      119,000      119,500
     225,000            66,375       88,875      111,375      133,875      134,438
     250,000            73,750       98,750      123,750      148,750      149,375
     300,000            88,500      118,500      148,500      178,500      179,250
     350,000           103,250      138,250      173,250      208,250      209,125
     400,000           118,000      158,000      198,000      238,000      239,000
     450,000           132,750      177,750      222,750      267,750      268,875
----------------------------------------------------------------------------------


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

Members of the Senior Management Committee of the Bank receive two times their normal credited service for each year and fraction thereof served as a committee member in determining pension and severance benefits to a maximum of 30 years of credited service in total. This additional service accrual is unfunded and payments will be made from the general funds of the Bank or other subsidiaries. As of December 31, 1998, the individuals listed in the Summary Compensation Table, have total years of credited service in determining benefits payable under the plans as follows: Mr. Engel, 17.4; Mr. Muth, 11.5; and Mr. Butcher, 19.7. HSBC secondees to the Company do not participate in the retirement plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management


Principal Holder of Securities
The Company is 100 percent owned by HSBC Holdings B.V. HSBC Holdings B.V. is an indirect wholly owned subsidiary of HSBC Holdings plc.

Messrs. Bond and Whitson are officers and directors of HSBC.

None of the directors or executive officers owned any of the Company's common stock at December 31, 1998.

Item 13. Certain Relationships and Related Transactions


Directors and officers of the Company, members of their immediate families and HSBC and its affiliates were customers of, and had transactions with, the Company, the Bank and other subsidiaries of the Company in the ordinary course of business during 1998. Similar transactions in the ordinary course of business may be expected to take place in the future.

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

        Registrant has previously filed with the Commission as Exhibits to various registration statements and periodic reports the Restated Certificate of Incorporation, as amended, By-Laws and all Indentures and other Instruments Defining the Rights of Security Holders

    12.01  Computation of Ratio of Earnings to Fixed Charges (filed herewith)
    12.02 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (filed herewith)

    22  Subsidiaries of the Registrant
        The Company's only significant subsidiary, as defined, is Marine Midland Bank, a state bank organized under the laws of New York State.
    23  Consent of independent accountants


B


Reports on Form 8-K

Report on Form 8-K dated January 27, 1999 was filed which reported the issuance of a press release reporting the Company's earnings for the three and twelve month periods ended December 31, 1998.

Report on Form 8-K dated January 27, 1999 was filed which provided the computation of the ratio of earnings to fixed charges and the computation of the ratio of earnings to combined fixed charges and preferred dividends for the nine months ended September 30, 1998.


S I G N A T U R E S

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSBC Americas, Inc.
Registrant



/s/ Philip S. Toohey

Philip S. Toohey
Legal Advisor, Americas
and Secretary




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 1, 1999 by the following persons on behalf of the Registrant and in the capacities indicated:

                                   John R. H. Bond*
/s/ Robert M. Butcher              Chairman of the Board
                                   I. Malcolm Burnett*
Robert M. Butcher                  Director, President & Chief Executive Officer
Executive Vice President &         James H. Cleave* Director
Chief Financial Officer            Youssef A. Nasr* Director
(Principal Financial Officer)      Keith R. Whitson* Director


/s/ Gerald A. Ronning

Gerald A. Ronning
Executive Vice President &
Controller
(Principal Accounting Officer)     * /s/ Philip S. Toohey

                                   Philip S. Toohey
                                   Attorney-in-fact


                                                                                Exhibit 12.01



                                HSBC Americas, Inc.
                   Computation of Ratio of Earnings to Fixed Charges
                           (in millions, except ratios)

----------------------------------------------------------------------------------------------
                                                             Years Ended December 31,
                                                   1998      1997     1996      1995     1994
----------------------------------------------------------------------------------------------
Excluding interest on deposits

Net income (loss)                                $  527    $  471   $  380     $ 284    $ (37)
Applicable income tax expense                       238       193      171        52      126
Less undistributed equity earnings                    2         2        2         -        4
Fixed charges:
  Interest on:
   Borrowed funds                                   204       197      121        81       81
   Long-term debt                                    96       112       48        50       86
One third of rents, net of income from
 subleases                                           14        14       12        12       11
----------------------------------------------------------------------------------------------
Total fixed charges                                 314       323      181       143      178
Earnings before taxes based on income
 and fixed charges                               $1,077    $  985   $  730     $ 479    $ 263
----------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                 3.43      3.05     4.03      3.35     1.48
----------------------------------------------------------------------------------------------


Including interest on deposits

Total fixed charges (as above)                   $  314    $  323    $  181    $ 143    $ 178
Add: Interest on deposits                           867       679       481      465      308
----------------------------------------------------------------------------------------------
Total fixed charges and interest on deposits     $1,181    $1,002    $  662    $ 608    $ 486
----------------------------------------------------------------------------------------------

Earnings before taxes based on income and
 fixed charges (as above)                        $1,077    $  985    $  730    $ 479    $ 263
Add: Interest on deposits                           867       679       481      465      308
----------------------------------------------------------------------------------------------
Total                                            $1,944    $1,664    $1,211    $ 944    $ 571
----------------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                 1.65      1.66      1.83     1.55     1.17
----------------------------------------------------------------------------------------------


                                                                                Exhibit 12.02



                                HSBC Americas, Inc.
            Computation of Ratio of Earnings to Combined Fixed Charges
                              and Preferred Dividends
                           (in millions, except ratios)

----------------------------------------------------------------------------------------------
                                                             Years Ended December 31,
                                                   1998      1997      1996     1995     1994
----------------------------------------------------------------------------------------------
Excluding interest on deposits

Net income (loss)                                $  527    $  471    $  380    $ 284    $ (37)
Applicable income tax expense                       238       193       171       52      126
Less undistributed equity earnings                    2         2         2        -        4
Fixed charges:
  Interest on:
   Borrowed funds                                   204       197       121       81       81
   Long-term debt                                    96       112        48       50       86
One third of rents, net of income from
 subleases                                           14        14        12       12       11
----------------------------------------------------------------------------------------------
Total fixed charges                                 314       323       181      143      178
Earnings before taxes based on income
 and fixed charges                               $1,077    $  985    $  730    $ 479    $ 263
----------------------------------------------------------------------------------------------

Total fixed charges                              $  314    $  323    $  181    $ 143    $ 178
Preferred dividends                                   -         1         6        6        6
Ratio of pretax income to income (loss)
 after applicable income tax expense               1.45      1.41      1.45     1.18        *
----------------------------------------------------------------------------------------------
Total preferred stock dividend factor                 -         2         9        7        6
Fixed charges, including preferred stock
 dividend factor                                 $  314    $  325    $  190    $ 150    $ 184
----------------------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                           3.43      3.03      3.84     3.19     1.43
----------------------------------------------------------------------------------------------


Including interest on deposits

Total fixed charges, including preferred
 dividend factor (as above)                      $  314    $  325    $  190    $ 150    $ 184
Add: Interest on deposits                           867       679       481      465      308
----------------------------------------------------------------------------------------------
Fixed charges, including preferred stock
 dividend factor and interest on deposits        $1,181    $1,004    $  671    $ 615    $ 492
----------------------------------------------------------------------------------------------

Earnings before taxes based on
 income and fixed charges (as above)             $1,077    $  985    $  730    $ 479    $ 263
Add: Interest on deposits                           867       679       481      465      308
----------------------------------------------------------------------------------------------
Total                                            $1,944    $1,664    $1,211    $ 944    $ 571
----------------------------------------------------------------------------------------------

Ratio of earnings to combined fixed charges
 and preferred dividends                           1.65      1.66      1.80     1.53     1.16
----------------------------------------------------------------------------------------------

* Ratio is less than one, therefore actual preferred stock dividend amount used.


                                                            Exhibit 23





The Board of Directors
HSBC Americas, Inc.:

We consent to incorporation by reference in the registration statement (No. 333-53647) on Form S-3 of HSBC Americas, Inc. of our report dated January 21, 1999, relating to the consolidated balance sheets of HSBC Americas, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the consolidated balance sheets of Marine Midland Bank and subsidiaries as of December 31, 1998 and 1997, which report appears in the December 31, 1998 annual report on Form 10-K of HSBC Americas, Inc.


/s/ KPMG LLP

March 25, 1999
Buffalo, New York



