Form 10-Q
period 1999-03-31
HSBC AMERICAS INC
filed 1999-05-13
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999              Commission file number 1-2940

                            HSBC Americas, Inc.
          (Exact name of registrant as specified in its charter)

Delaware Corporation                                             22-1093160

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification No.)

One HSBC Center, Buffalo, N.Y.                                        14203

(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:          (716) 841-2424

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



                                                                         2.



Part I - FINANCIAL INFORMATION

                                                                      Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         March 31, 1999 and December 31, 1998                            3

         Consolidated Statement of Income
         For The Three Months
         Ended March 31, 1999 and 1998                                   4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Three Months
         Ended March 31, 1999 and 1998                                   5

         Consolidated Statement of Cash Flows
         For The Three Months Ended
         March 31, 1999 and 1998                                         6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               16

Signatures                                                              17



                                                                             3.

                                                            HSBC Americas, Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                    March 31,      December 31,
                                                        1999              1998
-------------------------------------------------------------------------------
                                                           in thousands
Assets
Cash and due from banks                          $    916,342    $   1,262,423
Interest bearing deposits with banks                2,648,269        2,373,550
Federal funds sold and securities
  purchased under resale agreements                   736,181           86,919
Trading assets                                        802,364          826,019
Securities available for sale                       3,904,554        4,237,679
Loans                                              23,654,683       24,049,499
Less - allowance for credit losses                    386,331          379,652
-------------------------------------------------------------------------------
      Loans, net                                   23,268,352       23,669,847
Premises and equipment                                205,704          207,685
Accrued interest receivable                           218,139          238,790
Intangible assets                                     486,156          469,194
Other assets                                          587,212          571,980
-------------------------------------------------------------------------------
Total assets                                     $ 33,773,273    $  33,944,086
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  2,986,575    $   3,552,303
  Interest bearing                                 19,098,274       18,168,438
Interest bearing deposits in foreign offices        4,231,402        4,545,069
-------------------------------------------------------------------------------
      Total deposits                               26,316,251       26,265,810
Short-term borrowings                               2,610,095        2,961,063
Interest, taxes and other liabilities                 832,084          741,269
Long-term debt                                      1,847,253        1,747,691
-------------------------------------------------------------------------------
Total liabilities                                  31,605,683       31,715,833
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                             -                -
Common stock                                                5                5
Capital surplus                                     1,807,259        1,806,563
Retained earnings                                     343,621          377,179
Accumulated other comprehensive income                 16,705           44,506
-------------------------------------------------------------------------------
Total shareholders' equity                          2,167,590        2,228,253
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 33,773,273    $  33,944,086
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.


                                                                              4.

                                                             HSBC Americas, Inc.
---------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


                                                     Three months ended March 31,
                                                               1999         1998
---------------------------------------------------------------------------------
                                                                in thousands
Interest income
 Loans                                                  $    465,830 $   447,532
 Securities                                                   58,843      58,949
 Trading assets                                               11,900      14,338
 Deposits with banks                                          27,564      29,641
 Federal funds sold and
  securities purchased
  under resale agreements                                     12,977      12,313
---------------------------------------------------------------------------------
Total interest income                                        577,114     562,773
---------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices                                        155,065     159,718
  In foreign offices                                          45,868      37,202
 Short-term borrowings                                        38,637      50,816
 Long-term debt                                               26,290      26,667
---------------------------------------------------------------------------------
Total interest expense                                       265,860     274,403
---------------------------------------------------------------------------------
Net interest income                                          311,254     288,370
Provision for credit losses                                   22,500      19,500
---------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses                                288,754     268,870
---------------------------------------------------------------------------------
Other operating income
 Trust income                                                 12,658      11,087
 Service charges                                              29,194      27,836
 Mortgage servicing revenue                                   11,216      11,098
 Other fees and commissions                                   39,962      36,606
 Trading revenues                                              2,592       1,488
 Other income                                                 25,979      25,169
---------------------------------------------------------------------------------
Total other operating income                                 121,601     113,284
---------------------------------------------------------------------------------
                                                             410,355     382,154
---------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits                              104,500     100,961
 Net occupancy expense                                        22,752      22,281
 Other expenses                                               79,261      69,489
---------------------------------------------------------------------------------
Total other operating expenses                               206,513     192,731
---------------------------------------------------------------------------------
Income  before taxes                                         203,842     189,423
Applicable income tax expense                                 82,400      66,300
---------------------------------------------------------------------------------
Net income                                              $    121,442 $   123,123
=================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                                        5.

                                                                       HSBC Americas, Inc.
-------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                        Three months ended March 31,
                                                        1999                1998
-------------------------------------------------------------------------------------------
                                                     Share-   Compre-    Share-    Compre-
                                                    holders'  hensive   holders'   hensive
                                                     Equity    Income    Equity    Income
-------------------------------------------------------------------------------------------
                                                                in thousands
Preferred stock
Balance, January 1,                              $        - *         $       - *
------------------------------------------------------------          ----------
Balance, March 31,                                        -                   -
------------------------------------------------------------          ----------
Common stock
Balance, January 1,                                       5                   5
------------------------------------------------------------          ----------
Balance, March 31,                                        5                   5
------------------------------------------------------------          ----------
Capital surplus
Balance, January 1,                               1,806,563           1,804,527
Capital contribution from parent                        696                 403
------------------------------------------------------------          ----------
Balance, March 31,                                1,807,259           1,804,930
------------------------------------------------------------          ----------
Retained earnings
Balance, January 1,                                 377,179             205,112
Net income                                          121,442  $ 121,442   123,123 $ 123,123
Cash dividends declared on common stock            (155,000)           (115,000)
------------------------------------------------------------          ----------
Balance, March 31,                                  343,621             213,235
------------------------------------------------------------          ----------
Accumulated other comprehensive income
Balance, January 1,                                  44,506              29,309
Net unrealized gains (losses) arising during
  the period, less taxes of  ($14,691) and $1,175
  in 1999 and 1998, respectively                    (26,208)              2,069
Reclassification adjustment for net gains
  included in net income, less taxes of $858 and
  $1,620 in 1999 and 1998, respectively              (1,593)             (3,008)
Change in net unrealized gains on securities
  available for sale, net of taxes                             (27,801)               (939)
                                                              ---------           ---------
Comprehensive income                                         $  93,641           $ 122,184
------------------------------------------------------------  =========---------- =========
Balance, March 31,                                   16,705              28,370
------------------------------------------------------------           ----------
Total shareholders' equity, March 31,            $2,167,590           $2,046,540
============================================================           ==========
The accompanying notes are an integral part of the consolidated financial statements.
*  $100 aggregate par value.


                                                                                    6.

                                                                   HSBC Americas, Inc.

--------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                          Three months ended March 31,
                                                                     1999        1998
--------------------------------------------------------------------------------------
                                                                    in thousands
   Cash flows from operating activities
       Net income                                             $   121,442  $  123,123
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes          13,723      14,090
            Provision for credit losses                            22,500      19,500
            Net change in other accrual accounts                  104,639     134,213
            Net change in loans originated for sale               119,103    (345,020)
            Net change in trading assets                           26,042      82,681
            Other, net                                            (31,628)    (21,767)
  ------------------------------------------------------------------------------------
              Net cash provided by operating activities           375,821       6,820
  ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks        (250,801)    548,579
       Net change in short-term investments                      (649,262) (1,260,457)
       Purchases of securities                                 (1,036,113)   (455,697)
       Sales of securities                                        942,755     196,241
       Maturities of securities                                   405,356     529,092
       Net changes in credit card receivables                       6,660      96,691
       Net change in other short-term loans                        71,840     (42,421)
       Net originations and maturities of long-term loans         261,969     329,504
       Expenditures for premises and equipment                     (7,946)        538
       Cash used in acquisitions, net of cash acquired             (8,787)          -
       Other, net                                                 (21,639)    (32,096)
  ------------------------------------------------------------------------------------
            Net cash used by investing activities                (285,968)    (90,026)
  ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                     (29,813)  1,298,709
       Net change in short-term borrowings                       (350,968)   (554,450)
       Issuance of long-term debt                                 200,000           -
       Repayment of long-term debt                               (100,153)   (208,302)
       Dividends paid                                            (155,000)   (125,000)
  ------------------------------------------------------------------------------------
            Net cash provided by financing activities            (435,934)    410,957
  ------------------------------------------------------------------------------------
   Net change in cash and due from banks                         (346,081)    327,751
   Cash and due from banks at beginning of period               1,262,423     928,691
  ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $   916,342  $1,256,442
  ====================================================================================
   The accompanying notes are an integral part of the consolidated financial statements.



                                                                         7.


Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accounting and reporting policies of HSBC Americas, Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA (formerly known as Marine Midland Bank), conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the presentation of the Company's annual financial statements.

The interim financial information in this report has not been audited. In the opinion of the Company's management, all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made. The interim financial information should be read in conjunction with the 1998 Annual Report on Form 10-K.

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



                                                                        8.



Derivatives that do not qualify as synthetic alterations or hedges at inception are marked to market through earnings. Derivatives that cease to qualify as synthetic alterations or hedges are marked to market prospectively with any gains or losses at that time being deferred and amortized to earnings over the remaining life of the derivative or the altered or hedged item provided the hedged position has not been liquidated. When the altered or hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.

3. Pledged Financial Instruments

At March 31, 1999, securities, loans and other assets carried at $4.0 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

4. Business Segments

The Company has four distinct segments that it utilizes for management reporting and analysis purposes.  These segments are described in the
Company's 1998 Annual Report on Form 10-K.  The segment results show the financial performance of the major business units.  These results are determined based on the Company's management accounting process, which assigns balance sheet, revenue and expense items to each reportable business unit on a systematic basis.  With respect to segment results, management does not analyze depreciation and amortization expense or expenditures for additions to long-lived assets which are not considered significant.  As such, these amounts are included in other expenses and average assets, respectively, in the table.
-----------------------------------------------------------------------------------------------
                                                   Segments
                                  ------------------------------------------
                                                                            Corporate
                                  Commercial  Mortgage   Personal                 and
                                     Banking   Banking    Banking   Treasury    Other    Total
-----------------------------------------------------------------------------------------------
                                                            (in millions)
Three months ended March 31, 1999
Net interest income                  $   102    $   25    $   140     $    6   $   38  $   311
Other operating income                    38        14         64          1        5      122
Total income                             140        39        204          7       43      433
Provision for credit losses                2         1         21          -       (2)      22
Other expenses                            60        14        116          2       15      207
Pretax income                             78        24         67          5       30      204
Average assets                        11,708     8,549      4,090      3,970    5,428   33,745
Average liabilities/equity             6,759       305     14,966      6,423    5,292   33,745

Three months ended March 31, 1998
Net interest income                  $    77    $   13    $   141     $    4   $   54  $   289
Other operating income                    32        14         57          1        9      113
Total income                             109        27        198          5       63      402
Provision for credit losses                4       (11)        18          -        8       19
Other expenses                            44        13        109          2       25      193
Pretax income                             61        25         71          3       30      190
Average assets                         8,422     8,896      4,610      4,243    4,906   31,077
Average liabilities/equity             5,227       277     14,639      5,709    5,225   31,077
----------------------------------------------------------------------------------------------




                                                                       9.


5.  New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the balance sheet and that those instruments be measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation as described below.

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




                                                                      10.



Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC Americas, Inc. (the Company) reported first quarter 1999 pre tax income of $203.8 million, compared with $189.4 million in the first quarter of 1998. Net income for the quarter declined to $121.4 million from $123.1 million in the first quarter of 1998.

Net Interest Income

Net interest income for the first quarter of 1999 was $311.2 million compared with $288.4 million for the first quarter of 1998.

Interest income of $577.1 million in the first quarter of 1999 was 2.5% higher than the first quarter of 1998. Average earning assets of $31.4 billion in the first quarter of 1999 were $2.3 billion higher than a year ago. Growth in average earning assets was primarily from the acquisition of the $1.7 billion commercial loan portfolio from the U.S. branches of The Hongkong and Shanghai Banking Corporation Limited (HongkongBank) late in 1998. The average rate earned on earning assets was 7.45% compared with 7.83% a year ago.

Interest expense for the first quarter of 1999 was $265.9 million, representing a 3.1% decrease over the first quarter of 1998. Average interest bearing liabilities for the first quarter of 1999 were $27.6 billion, compared with $24.7 billion a year ago. The average rate paid on interest bearing liabilities was 3.91% compared with 4.51% a year ago.

The taxable equivalent net yield on average total assets for the current year's first quarter was 3.75% compared with 3.77% in the 1998 first quarter.

Other Operating Income

Total other operating income was $121.6 million in the first quarter of 1999, compared with $113.3 million in the 1998 first quarter. Fee income categories of trust, service charges and other fees and commissions were up 3.2% during the first quarter of 1999 compared with the first quarter of 1998, as a result of improved product marketing. Also, other operating income included a $15 million gain on the sale of the Company's student loan business in California in 1999 compared with an $11 million gain on the sale of a credit card portfolio in the 1998 period.

Other Operating Expenses

Other operating expenses were $206.5 million in the 1999 first quarter compared with $192.7 million for the 1998 first quarter. Operating costs associated with the commercial loan portfolio acquired from the HongkongBank and expenses related to strategic business initiatives accounted for increased operating expense. The cost:income ratio was 47.7% in the first quarter of 1999 compared with 48.0% for the first quarter of 1998.

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



                                                                      11.


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

All lines of program code in the Company's computer systems have already been reviewed for Year 2000 compliance and amended or replaced where necessary. As of March 31, 1999 all mission critical systems have been tested and are in use. In addition, two computer systems which remain non-compliant are planned to be replaced by mid-1999 and are of a non critical nature. In other areas of information technology (IT), the Company is reviewing its end-user computing applications, networks, centralized data systems, and the desktop environment for Year 2000 compliance. Substantially all of the end-user computing applications and inventory items related to the Company's networks have already been made compliant. The program to ensure the hardware and software elements of the data center systems have been made Year 2000 compliant is on schedule and substantially complete.

The Company has evaluated the potential effect of the Year 2000 on its non-IT systems, including its facilities and other business processes. Substantially all of the Company's facilities and related systems have been investigated and, where not already compliant, are in the process of being made so compliant.

Revisions to Company-wide business contingency plans are being finalized to address the perceived risks associated with the arrival of the Year 2000. These plans include mitigating the effects of any failure to complete remedial work on critical business systems, business resumption contingency plans to address the possibility of systems failure, and market resumption contingency plans to address the possibility of the failure of systems or processes outside the Company's control. The Company is, however, unable to predict the effect, if any, of the efforts to address the Year 2000 problem fail.

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

The Company estimates that the total cost of the project will be $60 million, including $10 million relating to non-IT projects. Approximately $49 million has been incurred to date for the total project, including $5 million in the first quarter of 1999. These costs include estimated capitalizable costs of $15 million for upgrading personal computers and replacing software, of which approximately $11 million has been incurred through March 31, 1999. Management does not anticipate any material incremental costs to be incurred in any single period as generally the costs represent the redeployment of existing IT resources. Although the redeployment has resulted in deferral of some IT projects and the acceleration of others, the Company does not expect the deferrals to have a material effect on its financial position or results of operations.



                                                                      12.


Income Taxes

The effective tax rate was 40% in the first quarter of 1999 compared with 35% in the same quarter of 1998. Tax loss carryforwards which had led to reduced tax charges in the past have been generally utilized, causing the effective tax rate to rise toward the statutory rate. The deferred tax asset at March 31, 1999 was $73 million compared with $59 million at December 31, 1998.


Asset Quality

The following table provides a summary of the allowance for credit losses and nonaccruing loans:

                                           3 Months      3 Months        Year
                                              Ended         Ended       Ended
                                            3/31/99       3/31/98    12/31/98
                                            -------       -------    --------
                                                     (in millions)
Allowance for Credit Losses
  Balance at beginning
    of period                                $379.7        $409.4      $409.4
  Allowance related to
    acquired companies                          1.1             -           -
  Provision charged to income                  22.5          19.5        80.0
  Net charge offs                              17.0          22.2       109.7
                                              -----         -----       -----
  Balance at end of period                   $386.3        $406.7      $379.7
                                              =====         =====       =====

                                           March 31,  December 31,   March 31,
                                               1999          1998        1998
                                                     (in millions)
Nonaccruing Loans
  Balance at end of period                   $321.0        $336.8      $314.0
  As a percent of loans
   outstanding                                 1.36%         1.40%       1.45%

Nonperforming Loans and Assets *
  Balance at end of period                   $325.5        $345.6      $330.7
  As a percent of total assets                  .96%         1.02%       1.03%

Allowance Ratios
  Allowance for credit losses
  as a percent of:
   Loans                                       1.63%         1.58%       1.88%
   Nonaccruing loans                         120.36        112.74      129.52


* Includes nonaccruing loans, other real estate and other owned assets.


Provisions for credit losses were $22.5 million in the first quarter of 1999 compared with $19.5 million in the first quarter of 1998. Net charge offs in the credit card portfolio were $19.0 million and $25.0 million in the first quarters of 1999 and 1998, respectively. The delinquency rate for the credit card portfolio was 3.86% at March 31, 1999, compared with 3.91% at December 31, 1998 and 4.02% at March 31, 1998. Commercial loan credit quality resulted in net recoveries of $4.4 million in the first quarter of 1999 compared with net recoveries of $6.8 million in the first quarter of 1998.

The Federal Financial Institutions Examination Council has revised its policy for classification and charge offs for consumer installment credit including residential mortgages. Certain revisions are to be implemented by June 30, 1999. The Company estimates that charge offs relating to the implementation of the revised policy could total $9 million in the second quarter of 1999.




                                                                      13.



The Company identified impaired loans totaling $190 million at March 31, 1999, of which $81 million had a specific credit loss allowance of $37 million. At December 31, 1998, impaired loans were $183 million of which $81 million had a specific credit loss allowance of $32 million.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At
March 31, 1999, $15.2 billion notional value of such positions, with an estimated positive fair value of approximately $99 million were outstanding. At December 31, 1998, $12.4 billion notional value of such positions, with an estimated positive fair value of $165.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At March 31, 1999, $.3 billion notional value of such positions with an estimated positive fair value of $.1 million were outstanding. At December 31, 1998, $.5 billion of notional value of such positions with a nominal positive fair value were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at March 31, 1999. Wholesale liabilities were $7.6 billion at March 31, 1999 compared with $8.0 billion at December 31, 1998. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its available for sale securities portfolio, mortgages and other assets.

Capital

Shareholders' equity was $2.2 billion at March 31, 1999, approximately the same level as December 31, 1998.

Under risk-based capital guidelines, the Company's capital ratios were 8.68% at the Tier 1 level and 12.54% at the total capital level at March 31, 1999. These ratios compared with 8.62% at the Tier 1 level and 12.04% at the total capital level at December 31, 1998.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.62% at March 31, 1999 compared with 6.76% at December 31, 1998.



                                                                      14.


Pending Acquisition

On May 10, 1999, HSBC Holdings plc, the ultimate parent of the Company (Parent), Republic New York Corporation (Republic), and Safra Republic Holdings S.A., an approximately 49% controlled subsidiary of Republic (SRH), entered into a Transaction Agreement and Plan of Merger. Republic is the parent corporation of Republic National Bank of New York, which at December 31, 1998 had reported total assets of $46.5 billion and 83 branches in New York State. In accordance with the agreement, Republic will become a subsidiary of Parent and Parent will offer to acquire all of the outstanding shares of SRH not already owned by Republic. The pending acquisition, which is subject to required approvals by Republic's stockholders and regulatory agencies, is expected to close late in the third quarter or during the fourth quarter of 1999.

Following the merger, it is expected that HSBC Bank USA will be merged with Republic National Bank of New York. In addition, Parent may determine, subject to regulatory approval, to combine certain other businesses of Republic or SRH with those of the Company.

Forward-Looking Statements

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


                                                                       15.

                                                        HSBC Americas, Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                First Quarter 1999      First Quarter 1998
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 2,092  $ 27.6  5.34 % $ 2,007  $ 29.6  5.99 %
Federal funds sold and
  securities purchased under
  resale agreements              1,079    13.0  4.88       885    12.3  5.64
Trading assets                     875    11.9  5.46       942    14.4  6.10
Securities                       3,999    58.9  5.97     3,870    59.0  6.18
Loans
  Domestic
    Commercial                  10,415   208.3  8.11     7,995   178.6  9.06
    Consumer
         Residential mortgages   9,517   165.5  6.96     9,967   172.8  6.93
         Other consumer          2,481    74.5 12.18     2,916    85.7 11.92
-----------------------------------------------------------------------------
      Total domestic            22,413   448.3  8.11    20,878   437.1  8.49
  International                    979    18.0  7.46       592    11.0  7.56
-----------------------------------------------------------------------------
      Total loans               23,392   466.3  8.08    21,470   448.1  8.46
-----------------------------------------------------------------------------
Total earning assets            31,437  $577.7  7.45 %  29,174  $563.4  7.83 %
-----------------------------------------------------------------------------
Allowance for credit losses       (383)                   (408)
Cash and due from banks          1,154                   1,113
Other assets                     1,537                   1,198
-----------------------------------------------------------------------------
Total assets                   $33,745                 $31,077
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,214  $  4.9  0.91 % $ 2,086  $  5.9  1.14 %
Consumer savings deposits        5,625    34.7  2.50     5,514    36.8  2.71
Other consumer time deposits     6,835    79.8  4.73     6,285    87.8  5.66
Commercial, public savings
 and other time deposits         3,913    35.6  3.69     2,750    29.3  4.31
Deposits in foreign offices,
 primarily banks                 4,139    45.9  4.49     2,823    37.2  5.35
-----------------------------------------------------------------------------
Total interest bearing deposits 22,726   200.9  3.59    19,458   197.0  4.10
-----------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             974    10.5  4.37     1,134    16.0  5.74
Other short-term borrowings      2,094    28.2  5.45     2,444    34.8  5.77
Long-term debt                   1,803    26.3  5.91     1,615    26.6  6.70
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                   27,597  $265.9  3.91 %  24,651  $274.4  4.51 %
-----------------------------------------------------------------------------
Interest rate spread                            3.54 %                  3.32 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,241                   3,721
Other liabilities                  744                     613
Shareholders' equity             2,163                   2,092
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $33,745                 $31,077
=============================================================================
Net yield on average earning assets             4.02 %                  4.02 %
Net yield on average total assets               3.75                    3.77
=============================================================================
* Interest and rates are presented on a taxable equivalent basis.




                                                                      16.



Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibit
    12. Computation of Ratio of Earnings to Fixed Charges

(b) Report on Form 8-K
    A Current Report on Form 8-K dated March 29, 1999 was filed on March 29, 1999 to report the change in name of the Company's significant subsidiary from Marine Midland Bank to HSBC Bank USA and to report a change in its address to One HSBC Center, Buffalo, New York 14203.



                                                                    17.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                HSBC Americas, Inc.
                                                    (Registrant)




Date: May 12, 1999                            /s/ Gerald A. Ronning
                                                 Gerald A.Ronning
                                         Executive Vice President & Controller
                                            (On behalf of Registrant and
                                             as Chief Accounting Officer)



                                                                          18.



                                                                  Exhibit 12


                           HSBC Americas, Inc.
            Computation of Ratio of Earnings to Fixed Charges
                      (in millions, except ratios)
-------------------------------------------------------------------------------------
                                                         Three months ended March 31,
                                                                     1999       1998
-------------------------------------------------------------------------------------
Excluding interest on deposits

Net income                                                           $121       $123
Applicable income tax expense                                          82         66
Less undistributed equity earnings                                      1          1
Fixed charges:
  Interest on:
   Borrowed funds                                                      39         51
   Long-term debt                                                      26         27
  One third of rents, net of income from
   subleases                                                            4          3
-------------------------------------------------------------------------------------
Total fixed charges                                                    69         81
Earnings before taxes based on income
 and fixed charges                                                   $271       $269
-------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                                   3.93       3.32
-------------------------------------------------------------------------------------
Including interest on deposits

Total fixed charges (as above)                                       $ 69       $ 81
Add: interest on deposits                                             201        197
-------------------------------------------------------------------------------------
Total fixed charges and interest on deposits                         $270       $278
-------------------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                                            $271       $269
Add: interest on deposits                                             201        197
-------------------------------------------------------------------------------------

Total                                                                $472       $466
-------------------------------------------------------------------------------------

Ratio of earnings to fixed charges                                   1.75       1.68
-------------------------------------------------------------------------------------