Form 10-Q
period 1999-06-30
HSBC USA INC
filed 1999-08-11
CIK 62348

CONFORMED 1.





                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999               Commission file number 1-2940

                               HSBC USA Inc.
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

This report includes a total of 30 pages.
                                                                      2.




Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         June 30, 1999 and December 31, 1998                             3

         Consolidated Statement of Income
         For The Quarter and Six Months
         Ended June 30, 1999 and 1998                                    4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Six Months
         Ended June 30, 1999 and 1998                                    5

         Consolidated Statement of Cash Flows
         For The Six Months Ended
         June 30, 1999 and 1998                                          6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               17

Signatures                                                              18



                                                                             3.

                                                                  HSBC USA Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                      June 30,     December 31,
                                                         1999             1998
-------------------------------------------------------------------------------
                                                              in thousands
Assets
Cash and due from banks                          $  1,127,147    $   1,262,423
Interest bearing deposits with banks                1,462,632        2,373,550
Federal funds sold and securities
  purchased under resale agreements                 3,065,532           86,919
Trading assets                                        834,032          826,019
Securities available for sale                       3,473,981        4,237,679
Loans                                              23,124,309       24,049,499
Less - allowance for credit losses                    371,601          379,652
-------------------------------------------------------------------------------
      Loans, net                                   22,752,708       23,669,847
Premises and equipment                                200,416          207,685
Accrued interest receivable                           207,262          238,790
Intangible assets                                     484,044          469,194
Other assets                                          675,871          571,980
-------------------------------------------------------------------------------
Total assets                                     $ 34,283,625    $  33,944,086
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  3,358,185    $   3,552,303
  Interest bearing                                 18,766,118       18,168,438
Interest bearing deposits in foreign offices        4,776,525        4,545,069
-------------------------------------------------------------------------------
      Total deposits                               26,900,828       26,265,810
Short-term borrowings                               2,430,066        2,961,063
Interest, taxes and other liabilities                 863,760          741,269
Long-term debt                                      1,846,648        1,747,691
-------------------------------------------------------------------------------
Total liabilities                                  32,041,302       31,715,833
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                             -                -
Common stock                                                5                5
Capital surplus                                     1,807,938        1,806,563
Retained earnings                                     457,100          377,179
Accumulated other comprehensive income (loss)         (22,720)          44,506
-------------------------------------------------------------------------------
Total shareholders' equity                          2,242,323        2,228,253
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 34,283,625    $  33,944,086
===============================================================================
The accompanying notes are an integral part of the consolidated financial statements.



                                                                                4.

                                                                     HSBC USA Inc.
-----------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E


                               Quarter ended June 30,     Six months ended June 30,
                                     1999        1998            1999         1998
-----------------------------------------------------------------------------------
                                                   in thousands
Interest income
 Loans                         $  456,902 $   447,844     $   922,732 $    895,376
 Securities                        53,858      56,612         112,701      115,561
 Trading assets                    10,597      11,941          22,496       26,280
 Deposits with banks               24,242      27,921          51,806       57,562
 Federal funds sold and
  securities purchased
  under resale agreements          28,535      49,059          41,512       61,372
-----------------------------------------------------------------------------------
Total interest income             574,134     593,377       1,151,247    1,156,151
-----------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices             157,119     168,095         312,184      327,813
  In foreign offices               51,811      50,833          97,679       88,035
 Short-term borrowings             31,114      56,905          69,751      107,721
 Long-term debt                    27,158      23,681          53,447       50,348
-----------------------------------------------------------------------------------
Total interest expense            267,202     299,514         533,061      573,917
-----------------------------------------------------------------------------------
Net interest income               306,932     293,863         618,186      582,234
Provision for credit losses        22,500      19,500          45,000       39,000
-----------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     284,432     274,363         573,186      543,234
-----------------------------------------------------------------------------------
Other operating income
 Trust income                      13,450      12,069          26,109       23,157
 Service charges                   30,516      28,648          59,709       56,484
 Mortgage servicing revenue         8,775      12,813          19,990       23,911
 Other fees and commissions        41,076      34,146          81,038       70,751
 Trading revenues                   2,884       2,672           5,476        4,160
 Other income                      12,193      24,361          38,173       49,529
-----------------------------------------------------------------------------------
Total other operating income      108,894     114,709         230,495      227,992
-----------------------------------------------------------------------------------
                                  393,326     389,072         803,681      771,226
-----------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   104,909     101,000         209,409      201,961
 Net occupancy expense             21,512      21,557          44,264       43,838
 Other expenses                    77,426      72,078         156,687      141,567
-----------------------------------------------------------------------------------
Total other operating expenses    203,847     194,635         410,360      387,366
-----------------------------------------------------------------------------------
Income  before taxes              189,479     194,437         393,321      383,860
Applicable income tax expense      76,000      68,200         158,400      134,500
-----------------------------------------------------------------------------------
Net income                     $  113,479 $   126,237     $   234,921 $    249,360
===================================================================================
The accompanying notes are an integral part of the consolidated financial statements.




                                                                                       5.

                                                                           HSBC USA Inc.
-------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                           Six months ended June 30,
                                                           1999                 1998
-------------------------------------------------------------------------------------------
                                                  Share-     Compre-   Share-     Compre-
                                                  holders'   hensive   holders'   hensive
                                                  Equity     Income    Equity     Income
-------------------------------------------------------------------------------------------
                                                                in thousands
Common stock
Balance, January 1,                                       5                    5
------------------------------------------------------------           ----------
Balance, June 30,                                         5                    5
------------------------------------------------------------           ----------
Capital surplus
Balance, January 1,                               1,806,563            1,804,527
Capital contribution from parent                      1,375                  806
------------------------------------------------------------           ----------
Balance, June 30,                                 1,807,938            1,805,333
------------------------------------------------------------           ----------
Retained earnings
Balance, January 1,                                 377,179              205,112
Net income                                          234,921 $ 234,921    249,360 $ 249,360
Cash dividends declared on common stock            (155,000)            (240,000)
------------------------------------------------------------           ----------
Balance, June 30,                                   457,100              214,472
------------------------------------------------------------           ----------
Accumulated other comprehensive income (loss)
Balance, January 1,                                  44,506               29,309
Net unrealized gains (losses) arising during
  the period, less taxes of  ($34,618) and $509
  in 1999 and 1998, respectively                    (62,477)                 720
Reclassification adjustment for net gains
  included in net income, less taxes of $2,557 and
  $2,169 in 1999 and 1998, respectively              (4,749)              (4,028)
Change in net unrealized gains on securities
  available for sale, net of taxes                            (67,226)              (3,308)
                                                             ---------            ---------
Comprehensive income                                        $ 167,695            $ 246,052
------------------------------------------------------------ ========= ---------- =========
Balance, June 30,                                   (22,720)              26,001
------------------------------------------------------------           ----------
Total shareholders' equity, June 30,             $2,242,323           $2,045,811
============================================================           ==========
The accompanying notes are an integral part of the consolidated financial statements.




                                                                                     6.

                                                                          HSBC USA Inc.
   ------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                              Six months ended June 30,
                                                                     1999         1998
   ------------------------------------------------------------------------------------
                                                               in thousands
   Cash flows from operating activities
       Net income                                             $   234,921  $   249,360
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes          18,521       39,495
            Provision for credit losses                            45,000       39,000
            Net change in other accrual accounts                   74,598      (71,818)
            Net change in loans originated for sale               596,186     (351,018)
            Net change in trading assets                           (3,843)     216,400
            Other, net                                            (50,141)     (52,007)
   ------------------------------------------------------------------------------------
              Net cash provided by operating activities           915,242       69,412
   ------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks         934,836     (743,522)
       Net change in short-term investments                    (2,978,613)  (2,833,166)
       Purchases of securities                                 (1,506,552)    (793,070)
       Sales of securities                                      1,726,999      422,606
       Maturities of securities                                   529,388      632,463
       Sales of credit card portfolios                                  -      395,148
       Other net changes in credit card receivables               (25,566)      32,670
       Net change in other short-term loans                       204,220      (26,847)
       Net originations and maturities of long-term loans         176,983      597,115
       Expenditures for premises and equipment                    (12,997)      (5,958)
       Cash used in acquisitions, net of cash acquired             (8,787)           -
       Other, net                                                 (58,746)     (63,081)
   ------------------------------------------------------------------------------------
            Net cash used by investing activities              (1,018,835)  (2,385,642)
   ------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                     554,764    3,138,737
       Net change in short-term borrowings                       (530,997)      12,379
       Issuance of long-term debt                                 200,132            -
       Repayment of long-term debt                               (100,582)    (338,678)
       Dividends paid                                            (155,000)    (240,000)
   ------------------------------------------------------------------------------------
            Net cash provided (used) by financing activities      (31,683)   2,572,438
   ------------------------------------------------------------------------------------
   Net change in cash and due from banks                         (135,276)     256,208
   Cash and due from banks at beginning of period               1,262,423      928,691
   ------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $ 1,127,147  $ 1,184,899
   ====================================================================================
   The accompanying notes are an integral part of the consolidated financial statements.




                                                                         7.


Notes to Consolidated Financial Statements

1.  Basis of Presentation

HSBC USA Inc. (the Company) until June 28, 1999 was known as HSBC Americas, Inc. The accounting and reporting policies of the Company and its subsidiaries including its principal subsidiary, HSBC Bank USA (formerly known as Marine Midland Bank) conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies, except as noted below, are consistent with those applied in the presentation of the Company's annual financial statements.

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



                                                                       8.


Derivatives that do not qualify as synthetic alterations or hedges at inception, are marked to market through earnings. Derivatives that cease to qualify as synthetic alterations or hedges are marked to market prospectively with any gains or losses at that time being deferred and amortized to earnings over the remaining life of the derivative or the altered or hedged item provided the hedged position has not been liquidated. When the altered or hedged position is liquidated the gain or loss, including any deferred amount is recognized in earnings.

3.  Pledged Financial Instruments

At June 30, 1999, securities, loans and other assets carried at $4.0 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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


--------------------------------------------------------------------------------------------------
                                                    Segments
                                 -------------------------------------------
                                                                               Corporate
                                 Commercial   Mortgage   Personal                    and
                                    Banking    Banking    Banking   Treasury       Other     Total
--------------------------------------------------------------------------------------------------
                                                               (in millions)
Six months ended June 30, 1999
Net interest income                 $   202     $   47    $   280     $   13      $   76   $   618
Other operating income                   79         24        114          2          12       231
Total income                            281         71        394         15          88       849
Provision for credit losses              19         (1)        40          -         (13)       45
Other expenses                          120         29        230          5          27       411
Pretax income                           142         43        124         10          74       393
Average assets                       11,704      8,523      4,043      4,492       5,182    33,944
Average liabilities & equity          6,766        321     15,003      6,451       5,403    33,944

Six months ended June 30, 1998
Net interest income                 $   167     $   35    $   284     $    8      $   88   $   582
Other operating income                   64         29        117          3          15       228
Total income                            231         64        401         11         103       810
Provision for credit losses              (6)       (13)        30          -          28        39
Other expenses                          101         26        220          4          36       387
Pretax income                           136         51        151          7          39       384
Average assets                        8,626      8,749      4,442      5,242       5,000    32,059
Average liabilities & equity          5,526        313     14,687      6,344       5,189    32,059
--------------------------------------------------------------------------------------------------



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

FAS 133 is effective beginning January 1, 2001. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.




                                                                      10.


Management's Discussion and Analysis of Financial Condition and
Results of Operations


HSBC USA Inc. (the Company) reported pretax income of $189.5 million and $393.3 million for the second quarter and first six months of 1999, respectively. This compared with pretax income of $194.4 million and $383.9 million for the second quarter and first six months of 1998. The Company's second quarter net income was $113.5 million, compared with a $126.2 million in the 1998 second quarter. For the first six months of 1999, net income was $234.9 million, compared with $249.4 million for the first six months of last year.

Net Interest Income

Net interest income for the second quarter of 1999 was $306.9 million compared with $293.9 million for the second quarter of 1998. For the first six months of 1999, net interest income was $618.2 million compared with $582.2 million for the first six months of 1998.

Interest income was $574.1 million in the second quarter of 1999 compared with $593.4 million in the second quarter of 1998. Average earning assets of $32.0 billion for the second quarter of 1999 were 3.0% higher than a year ago. The average rate earned on earning assets was 7.21% for the second quarter of 1999 compared with 7.68% a year ago. Interest income was $1,151.2 million for the first six months of 1999 compared with $1,156.1 million in the first six months of 1998. Average earning assets of $31.7 billion for the first six months of 1999 were 5.3% higher than the first six months of 1998. The average rate earned on earning assets was 7.33% for the first six months of 1999 compared with 7.75% a year ago.

Interest expense for the second quarter of 1999 was $267.2 million compared with $299.5 million in the second quarter of 1998. Average interest bearing liabilities for the second quarter of 1999 were $28.1 billion, 6.0% higher than a year ago. The average rate paid on interest bearing liabilities was 3.82% compared with 4.54% a year ago. Interest expense for the first six months of 1999 was $533.0 million compared with $573.9 million in the first six months of 1998. Average interest bearing liabilities for the first six months of 1999 were $27.8 billion, 8.8% higher than a year ago. The average rate paid on interest bearing liabilities was 3.86% for the first six months of 1999 compared with 4.53% a year ago.

The taxable equivalent net yield on average total assets for the second quarter of 1999 was 3.61%, compared with 3.58% a year ago. The taxable equivalent net yield on average total assets for the first six months of 1999 was 3.68%, compared with 3.67% a year ago. The positive impact of higher levels of commercial loans and lower rates paid on deposit and wholesale liabilities were partially offset by lower rates earned on loans (prime rate decreased 75 basis points) and wholesale/treasury assets.

Other Operating Income

For the second quarter of 1999, total other operating income was $108.9 million, compared with $114.7 million in the 1998 second quarter. For the first six months of 1999, total other operating income was $230.5 million, compared with $228.0 million for the first six months of 1998. Other operating income continues to benefit from increases in service charges and commissions on the sale of mutual funds and securities. Other income for the first six months of 1999 included a gain of $15.0 on the sale of a student loan business in California compared with the first six months of 1998 which included gains of $28.1 million on the sales of selected credit card portfolios.




                                                                      11.


Other Operating Expenses

Other operating expenses were $203.8 million in the 1999 second quarter compared with $194.6 million for the 1998 second quarter. Other operating expenses were $410.4 million for the first six months of 1999 compared with $387.4 million a year ago. Operating costs associated with the commercial loan portfolio acquired from The Hongkong and Shanghai Banking Corporation Limited late in 1998 and expenses related to strategic business initiatives accounted for increased operating costs. The cost:income ratio was 49.0% in the second quarter of 1999 and 48.4% for the first six months of 1999, compared with 47.6% and 47.8% for the same periods of 1998, respectively.

Year 2000 Readiness Disclosure

The Company recognizes that with the approach of the new millennium the inability of information technology (IT) and other systems around the world to recognize the date change from December 31, 1999 to January 1, 2000 could pose significant issues. The Company has assessed the impact of Year 2000 and does not expect either its operations or service to customers to be significantly disrupted as a result of its systems not being Year 2000 compliant. Steering committees have been formed in all the key business units and progress on the Year 2000 compliance program is reported to the Board of Directors at each meeting.

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

All lines of program code in the Company's computer systems have already been reviewed for Year 2000 compliance and the required amendments or replacements have been made. As of June 30, 1999 all mission critical systems have been tested and are in use. In addition, one computer system which remains non-compliant is planned to be replaced by October 1999 and is non critical in nature. In other areas of IT, the Company is reviewing its end-user computing applications, networks, centralized data systems, and the desktop environment for Year 2000 compliance. Substantially all of the end-user computing applications and inventory items related to the Company's networks have already been made compliant. The program to ensure the hardware and software elements of the data center systems have been made Year 2000 compliant is on schedule and substantially complete.

The Company has evaluated the potential effect of the Year 2000 on its non-IT systems, including its facilities and other business processes. Substantially all of the Company's facilities and related systems have been evaluated and, where not already compliant, are in the process of being made so compliant.

Revisions to Company-wide business contingency plans have been finalized to address the perceived risks associated with the arrival of the Year 2000. These plans include mitigating the effects of any failure to complete remedial work on critical business systems, business resumption contingency plans to address the possibility of systems failure, and market resumption contingency plans to address the possibility of the failure of systems or processes outside the Company's control. The Company is, however, unable to predict the effect if any of the efforts to address the Year 2000 problem fail.

Lack of readiness on the part of third parties could expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness. An




                                                                      12.



inventory of the status of all vendors and suppliers has been completed and their products and services are being tested for Year 2000 compliance. Information received from third parties is being analyzed as part of the process of evaluating options and mitigating third-party risk.

The Company estimates that the total cost of the project will be $60 million, including $10 million relating to non-IT projects. Approximately $52 million has been incurred to date for the total project, including $8 million in the first six months of 1999. These costs include estimated capitalizable costs of $15 million for upgrading personal computers and replacing software, of which approximately $12 million has been incurred through June 30, 1999. Management does not anticipate any material incremental costs to be incurred in any single period as generally the costs represent the redeployment of existing IT resources. Although the redeployment has resulted in deferral of some IT projects and the acceleration of others, the Company does not expect the deferrals to have a material effect on its financial position or results of operations.

Income Taxes

The effective rate was 40% in the first half of 1999 compared with 35% in the first half of 1998. Tax loss carryforwards which had led to reduced tax charges in the past have been generally utilized, causing the effective tax rate to rise toward the statutory rate.

The net deferred tax asset at June 30, 1999 was $99 million, compared with $59 million at December 31, 1998.



Asset Quality

The following tables provide a summary of the allowance for credit losses and nonperforming assets.

                                   2nd        2nd    6 Months        Year    6 Months
                               Quarter    Quarter       Ended       Ended       Ended
                                  1999       1998     6/30/99    12/31/98     6/30/98
                                  ----       ----     -------    --------     -------
                                                   (in millions)
Allowance for Credit Losses
Balance at beginning of period  $386.3     $406.7      $379.7      $409.4      $409.4
Allowance related to acquired
 companies                           -          -         1.1           -           -
Provision charged to income       22.5       19.5        45.0        80.0        39.0
Net charge offs                   37.2       20.0        54.2       109.7        42.2
                                 -----      -----       -----       -----       -----
Balance at end of period        $371.6     $406.2      $371.6      $379.7      $406.2
                                 =====      =====       =====       =====       =====


                                          June 30,         December 31,       June 30,
                                             1999                 1998           1998
                                             ----                 ----           ----
                                                          (in millions)
Nonaccruing Loans
Balance at end of period                   $278.6               $336.8         $283.9
As a percent of loans outstanding            1.20%                1.40%          1.35%

Nonperforming Loans and Assets*
Balance at end of period                   $282.1               $345.6         $300.3
As a percent of total assets                  .82%                1.02%           .88%

Allowance Ratios
Allowance for credit losses as
 a percent of:
    Loans                                    1.61%                1.58%          1.94%
    Nonaccruing loans                      133.36               112.74         143.07

* Includes nonaccruing loans, other real estate and other owned assets.



Provisions for credit losses were $22.5 million in the second quarter of 1999 compared with $19.5 million in the second quarter of 1998. Provisions for credit losses for the first half of 1999 were $45.0 million compared with $39.0 million during the first half of 1998. Net charge offs in the credit




                                                                      13.



card portfolio were $39.0 million and $45.8 million in the first half of 1999 and 1998, respectively. The delinquency rate for the credit card portfolio was 3.59% at June 30, 1999, compared with 3.91% at December 31, 1998 and 4.16% at June 30, 1998. Commercial loan credit quality resulted in net charge-offs of $3.7 million in the first half of 1999 compared with net recoveries of $10.9 million in the first half of 1998.

The Federal Financial Institutions Examination Council revised its policy for classification and charge offs for consumer installment credit including residential mortgages. Certain revisions were to be implemented by June 30, 1999. The Company recognized charge offs associated with the revised policy of $5.3 million in the second quarter of 1999.

The Company identified impaired loans as defined by FAS 114 totaling $165 million at June 30, 1999, of which $89 million had a specific credit loss allowance of $44 million. At December 31, 1998, impaired loans were $183 million, of which $81 million had a specific credit loss allowance of $32 million.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At June 30, 1999, $15.3 billion notional value of such positions, with an estimated positive fair value of approximately $32.9 million were outstanding. At December 31, 1998, $12.4 billion notional value of such positions, with an estimated positive fair value of $165.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At June 30, 1999, $.4 billion notional value of such positions, with an estimated positive fair value of $.1 million were outstanding. At December 31, 1998, $.5 billion of notional value of such positions, with a nominal fair value were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at June 30, 1999. Wholesale liabilities were $8.0 billion at June 30, 1999, approximately the same level as December 31, 1998. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.




                                                                      14.


Capital

Shareholders' equity was $2.2 billion at June 30, 1999 approximately the same level as December 31, 1998.

Under risk-based capital guidelines, the Company's capital ratios were 8.79% at the Tier 1 level and 12.54% at the total capital level at June 30, 1999. These ratios compare with 8.62% at the Tier 1 level and 12.04% at the total capital level at December 31, 1998.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 6.90% at June 30, 1999 compared with 6.76% at December 31, 1998.

Pending Acquisition

On May 10, 1999, HSBC Holdings plc, the ultimate parent of the Company (Parent), Republic New York Corporation (Republic), and Safra Republic Holdings S.A. (SRH), which is owned 49% by Republic, entered into a Transaction Agreement and Plan of Merger. Republic is the parent corporation of Republic National Bank of New York, which at December 31, 1998 had reported total assets of $46.5 billion and 83 branches in New York State. In accordance with the agreement, Republic will become a subsidiary of Parent and Parent will offer to acquire all of the outstanding shares of SRH not already owned by Republic. The pending acquisition, which is subject to required approvals by Republic's stockholders and regulatory agencies, is expected to close during the fourth quarter of 1999.

Following the merger, it is expected that HSBC Bank USA will be merged with Republic National Bank of New York. In addition, Parent may determine, subject to regulatory approval, to combine certain other businesses of Republic or SRH with those of the Company.

Forward-Looking Statements

This report includes forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about management's beliefs and expectations, are forward-looking statements. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statements.
Such factors include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic conditions which could materially change anticipated credit quality trends and the ability to generate loans; technology changes and challenges such as Year 2000 systems remediation as well as uncertainties relating to the ability of third parties with whom the Company does business to address the Year 2000 issue in a timely and adequate manner; significant changes in accounting, tax or regulatory requirements; and competition in the geographic and business areas in which the Company conducts its operations.


                                                                       15.

                                                               HSBC USA Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Second Quarter 1999     Second Quarter 1998
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 1,902  $ 24.2  5.11 % $ 1,901  $ 27.9  5.89 %
Federal funds sold and
  securities purchased under
  resale agreements              2,331    28.6  4.91     3,520    49.1  5.59
Trading assets                     781    10.7  5.44       787    12.0  6.09
Securities                       3,607    53.9  5.99     3,753    56.6  6.05
Loans
  Domestic
    Commercial                  10,503   208.1  7.95     8,252   181.6  8.83
    Consumer
         Residential mortgages   9,431   163.1  6.92     9,648   176.2  7.31
         Other consumer          2,427    71.6 11.83     2,567    79.8 12.47
-----------------------------------------------------------------------------
      Total domestic            22,361   442.8  7.94    20,467   437.6  8.58
  International                    997    14.5  5.85       606    10.8  7.13
-----------------------------------------------------------------------------
      Total loans               23,358   457.3  7.85    21,073   448.4  8.53
-----------------------------------------------------------------------------
Total earning assets            31,979  $574.7  7.21 %  31,034  $594.0  7.68 %
-----------------------------------------------------------------------------
Allowance for credit losses       (386)                   (406)
Cash and due from banks          1,019                   1,141
Other assets                     1,528                   1,261
-----------------------------------------------------------------------------
Total assets                   $34,140                 $33,030
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,255  $  5.1  0.91 % $ 2,103  $  5.9  1.13 %
Consumer savings deposits        5,714    35.7  2.51     5,511    37.1  2.70
Other consumer time deposits     6,836    77.8  4.56     6,313    88.4  5.61
Commercial, public savings
 and other time deposits         4,280    38.5  3.61     3,325    36.7  4.43
Deposits in foreign offices,
 primarily banks                 4,566    51.8  4.55     3,814    50.8  5.35
-----------------------------------------------------------------------------
Total interest bearing deposits 23,651   208.9  3.54    21,066   218.9  4.17
-----------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             901     9.9  4.41       769    10.7  5.56
Other short-term borrowings      1,663    21.2  5.12     3,204    46.2  5.79
Long-term debt                   1,847    27.2  5.90     1,436    23.7  6.61
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                   28,062  $267.2  3.82 %  26,475  $299.5  4.54 %
-----------------------------------------------------------------------------
Interest rate spread                            3.39 %                  3.14 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,037                   3,780
Other liabilities                  827                     679
Shareholders' equity             2,214                   2,096
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $34,140                 $33,030
=============================================================================
Net yield on average earning assets             3.86 %                  3.81 %
Net yield on average total assets               3.61                    3.58
=============================================================================
* Interest and rates are presented on a taxable equivalent basis.




                                                                           16.

                                                                 HSBC USA Inc.
---------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Six Months 1999           Six Months 1998
                              Balance  Interest    Rate Balance  Interest    Rate
---------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                   $ 1,997  $   51.8  5.23 % $ 1,953  $   57.5  5.94 %
Federal funds sold and
  securities purchased under
  resale agreements              1,708      41.5  4.90     2,210      61.4  5.60
Trading assets                     828      22.6  5.45       864      26.3  6.10
Securities                       3,802     112.8  5.98     3,812     115.7  6.12
Loans
  Domestic
    Commercial                  10,459     416.4  8.03     8,124     360.2  8.94
    Consumer
         Residential mortgages   9,474     328.5  6.93     9,806     349.0  7.12
         Other consumer          2,454     146.2 12.02     2,741     165.5 12.18
---------------------------------------------------------------------------------
      Total domestic            22,387     891.1  8.03    20,671     874.7  8.53
  International                    988      32.5  6.64       599      21.8  7.34
---------------------------------------------------------------------------------
      Total loans               23,375     923.6  7.97    21,270     896.5  8.50
---------------------------------------------------------------------------------
Total earning assets            31,710  $1,152.3  7.33 %  30,109  $1,157.4  7.75 %
---------------------------------------------------------------------------------
Allowance for credit losses       (384)                     (407)
Cash and due from banks          1,086                     1,127
Other assets                     1,532                     1,230
---------------------------------------------------------------------------------
Total assets                   $33,944                   $32,059
=================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,234  $   10.1  0.91 % $ 2,094  $   11.8  1.13 %
Consumer savings deposits        5,670      70.4  2.51     5,513      74.0  2.70
Other consumer time deposits     6,836     157.6  4.65     6,299     176.1  5.64
Commercial, public savings
    and other time deposits      4,097      74.1  3.65     3,040      66.0  4.38
Deposits in foreign offices,
 primarily banks                 4,354      97.7  4.52     3,321      88.0  5.35
---------------------------------------------------------------------------------
Total interest bearing deposits 23,191     409.9  3.56    20,267     415.9  4.14
---------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             938      20.4  4.39       951      26.7  5.67
Other short-term borrowings      1,877      49.4  5.30     2,826      81.0  5.78
Long-term debt                   1,825      53.4  5.91     1,525      50.3  6.66
---------------------------------------------------------------------------------
Total interest bearing
  liabilities                   27,831  $  533.1  3.86 %  25,569  $  573.9  4.53 %
---------------------------------------------------------------------------------
Interest rate spread                              3.47 %                    3.22 %
---------------------------------------------------------------------------------
Noninterest bearing deposits     3,138                     3,750
Other liabilities                  786                       646
Shareholders' equity             2,189                     2,094
---------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $33,944                   $32,059
=================================================================================
Net yield on average earning assets               3.94 %                    3.91 %
Net yield on average total assets                 3.68                      3.67
=================================================================================
* Interest and rates are presented on a taxable equivalent basis.


                                                                        17.



Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits
        3 a Registrant's Restated Certificate of Incorporation and
            Amendments Thereto
          b Registrant's By-Laws, as Amended to Date

       12 Computation of Ratio of Earnings to Fixed Charges

   (b) Report on Form 8-K
       A current report on Form 8-K dated June 28, 1999 was filed on June 28, 1999 to report the Company's change in name from HSBC Americas, Inc. to HSBC USA Inc.





                                                                        18.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          HSBC USA Inc.
                                          (Registrant)





Date: August 11, 1999                    /s/      Gerald A. Ronning
                                                  Gerald A. Ronning
                                         Executive Vice President & Controller
                                             (On behalf of Registrant and
                                              as Chief Accounting Officer)





                                                                           19.


                                                                   Exhibit 12



                                 HSBC USA Inc.
               Computation of Ratio of Earnings to Fixed Charges
                          (in millions, except ratios)

--------------------------------------------------------------------------------
                                                       Six months ended June 30,
                                                                1999       1998
--------------------------------------------------------------------------------

Excluding interest on deposits

Net income                                                     $ 235      $ 249
Applicable income tax expense                                    158        135
Less undistributed equity earnings                                 2          1
Fixed charges:
  Interest on:
   Borrowed funds                                                 70        108
   Long-term debt                                                 53         50
  One third of rents, net of income from
   subleases                                                       7          7
--------------------------------------------------------------------------------
Total fixed charges                                              130        165
Earnings before taxes based on income
 and fixed charges                                             $ 521      $ 548
--------------------------------------------------------------------------------

Ratio of earnings to fixed charges                              4.01       3.32
--------------------------------------------------------------------------------

Including interest on deposits

Total fixed charges (as above)                                 $ 130      $ 165
Add: interest on deposits                                        410        416
--------------------------------------------------------------------------------
Total fixed charges and interest on deposits                   $ 540      $ 581
--------------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                                      $ 521      $ 548
Add: interest on deposits                                        410        416
--------------------------------------------------------------------------------

Total                                                          $ 931      $ 964
--------------------------------------------------------------------------------

Ratio of earnings to fixed charges                              1.72       1.66
--------------------------------------------------------------------------------




                                                           20.




                            State of Delaware
                                                       PAGE 1
                    Office of the Secretary of State
                    ________________________________




     I, EDWARD J. FREEL, SECRETARY OF STATE OF THE STATE OF

DELAWARE, DO HEREBY CERTIFY THE ATTACHED IS A TRUE AND CORRECT

COPY OF THE CERTIFICATE OF AMENDMENT OF "HSBC AMERICAS, INC.",

CHANGING ITS NAME FROM "HSBC AMERICAS, INC." TO "HSBC USA INC.",

FILED IN THIS OFFICE ON THE TWENTY-SEVENTH DAY OF MAY, A.D.

1999, AT 9 O'CLOCK A.M.


     A FILED COPY OF THIS CERTIFICATE HAS BEEN FORWARDED TO THE

NEW CASTLE COUNTY RECORDER OF DEEDS.







                                        /S/ EDWARD J. FREEL
                                   Edward J. Freel, Secretary of State


0268504 8100                       AUTHENTICATION:  9772018

991213152                                    DATE:  05-27-99








                                                               21.


                     CERTIFICATE OF AMENDMENT
                                OF
              RESTATED CERTIFICATE OF INCORPORATION
                                OF
                       HSBC AMERICAS, INC.


     HSBC Americas, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware DOES HEREBY CERTIFY:
     FIRST:    that a resolution was adopted at a regular meeting
of the Board of Directors of said corporation, at which a quorum was present and acting throughout, proposing and declaring advisable the following amendment to the Certificate of Incorporation of said corporation:
               RESOLVED, that the Certificate of
          Incorporation be amended at Article First to
          change the corporate name so that Article
          First reads in its entirety as follows:
               The name of this corporation is HSBC USA
          Inc.
     SECOND:   that the aforesaid amendment was duly adopted
pursuant to a written consent adopted by the sole holder of all outstanding shares of common stock par value $5.00 per share, of HSBC Americas, Inc. in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware.
     THIRD:    that the effective date of this amendment shall be
June 28, 1999.




                                                               22.


                              -2-

     IN WITNESS WHEREOF, said HSBC Americas, Inc. has caused this certificate to be signed by Robert M. Butcher, its Executive Vice
President and Chief Financial Officer, and attested by Philip S.
Toohey, its Secretary, this 26 of May, 1999.

                              HSBC AMERICAS, INC.

                              By /s/ Robert M. Butcher
                                Executive Vice President and
                                Chief Financial Officer

ATTEST:
By /s/ Philip S. Toohey
     Secretary




                                                                          23.


                                (Restated as amended as of February 29, 1996)
                                   (Name changed effective June 28, 1999)


                                 BY-LAWS

                                   of

                              HSBC USA INC.
                 (Formerly known as HSBC AMERICAS, INC.)

                                ARTICLE I

                         SHAREHOLDERS' MEETINGS

     Section 1.1 Annual Meeting. The Annual Meeting of the shareholders for the election of directors and the transaction of such other business as may properly come before the meeting, shall be held in April each year at the Office of the Corporation, One HSBC Center, City of Buffalo, State of New York, or at such other place and at such time and on such day as may be designated from time to time by the Board of Directors.

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

                                                                          24.


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

                                                                          25.

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

                                                                          26.

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

     Section 4.4 Secretary. The Board shall appoint a Secretary who shall be the Secretary of the Board and of the Corporation and shall keep accurate minutes of all the meetings of shareholders and of the Board. The Secretary shall attend to the giving of all notices required to be given by these By-Laws; shall be custodian of the corporate seal, records, documents, and papers of the Corporation; shall provide for the keeping of proper records of all transactions of the Corporation; shall have and may exercise any and all other powers and duties pertaining by law, regulation or practice, to the Office of Secretary, or imposed by these By-Laws; and shall also perform such other duties as may be assigned from time to time by the Board, the President or the Chief Executive Officer.

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

                                                                          27.


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

                                                              ( impression )
                                                              (    of      )
                                                              (   Seal     )

                                                                          28.

                               ARTICLE VII

                        MISCELLANEOUS PROVISIONS

     Section 7.1 Fiscal Year. The Fiscal Year of the Corporation shall be the calendar year.

     Section 7.2 Execution of Instruments. All agreements, indentures, mortgages, deeds, conveyances, transfers, certificates, declarations, receipts, discharges, releases, satisfactions, settlements, petitions, schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments or documents may be signed, executed, acknowledged, verified, delivered or accepted on behalf of the Corporation by the Chairman of the Board, or the President, or the Chief Executive Officer, or the Secretary, or any Vice President, or any other officer or employee designated by the Board or the Chief Executive Officer or his designee. Any such instruments may also be executed, acknowledged, verified, delivered or accepted in behalf of the Corporation in such other manner and by such other officers as the Board may from time to time direct. The provisions of this Section 7.2 are supplementary to any other provisions of these By-Laws. Each of the foregoing authorizations shall be at the pleasure of the Board, and each such authorization by the Chief Executive Officer or his designee also shall be at the pleasure of the Chief Executive Officer.

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

                                                                          29.


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

                                                                          30.


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


     I, Helen Kujawa, CERTIFY that: (1) I am the duly constituted Assistant Corporate Secretary of HSBC USA Inc., formerly known as HSBC Americas, Inc., and as such officer have access to its official records; (2) the foregoing By-Laws are the By-Laws of said Corporation, and all of them are now lawfully in force and effect.

     IN TESTIMONY WHEREOF, I have hereunto affixed my official signature and the seal of the said Corporation, in the city of Buffalo, New York, on this 6th day of July, 1999.



                                            /s/ Helen Kujawa






HK/HUSABYLW.mis