Form 10-Q
period 1999-09-30
HSBC USA INC
filed 1999-11-10
CIK 62348

CONFORMED 1.






                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999          Commission file number 1-2940

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

This report includes a total of 19 pages.



                                                                       2.



Part I - FINANCIAL INFORMATION

                                                                     Page
Item 1 - Financial Statements

         Consolidated Balance Sheet
         September 30, 1999 and December 31, 1998                        3

         Consolidated Statement of Income
         For The Quarter and Nine Months
         Ended September 30, 1999 and 1998                               4

         Consolidated Statement of Changes in
         Shareholders' Equity For The Nine Months
         Ended September 30, 1999 and 1998                               5

         Consolidated Statement of Cash Flows
         For The Nine Months Ended
         September 30, 1999 and 1998                                     6

         Notes to Consolidated Financial Statements                      7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10


Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                               17

Signatures                                                              18


                                                                            3.

                                                                 HSBC USA Inc.
-------------------------------------------------------------------------------
C O N S O L I D A T E D    B A L A N C E    S H E E T


                                                 September 30,     December 31,
                                                         1999             1998
-------------------------------------------------------------------------------
                                                           in thousands
Assets
Cash and due from banks                          $    866,729    $   1,262,423
Interest bearing deposits with banks                2,291,434        2,373,550
Federal funds sold and securities
  purchased under resale agreements                 2,141,850           86,919
Trading assets                                        979,022          826,019
Securities available for sale                       3,308,207        4,237,679
Loans                                              23,540,623       24,049,499
Less - allowance for credit losses                    368,269          379,652
-------------------------------------------------------------------------------
      Loans, net                                   23,172,354       23,669,847
Premises and equipment                                197,756          207,685
Accrued interest receivable                           211,102          238,790
Intangible assets                                     482,189          469,194
Other assets                                          725,921          571,980
-------------------------------------------------------------------------------
Total assets                                     $ 34,376,564    $  33,944,086
===============================================================================

Liabilities
Deposits in domestic offices
  Noninterest bearing                            $  2,848,582    $   3,552,303
  Interest bearing                                 19,125,207       18,168,438
Interest bearing deposits in foreign offices        4,758,157        4,545,069
-------------------------------------------------------------------------------
      Total deposits                               26,731,946       26,265,810
Short-term borrowings                               2,637,405        2,961,063
Interest, taxes and other liabilities                 808,457          741,269
Long-term debt                                      1,845,876        1,747,691
-------------------------------------------------------------------------------
Total liabilities                                  32,023,684       31,715,833
-------------------------------------------------------------------------------

Shareholders' equity
Preferred stock                                             -                -
Common stock                                                5                5
Capital surplus                                     1,809,149        1,806,563
Retained earnings                                     572,010          377,179
Accumulated other comprehensive income (loss)         (28,284)          44,506
-------------------------------------------------------------------------------
Total shareholders' equity                          2,352,880        2,228,253
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity       $ 34,376,564    $  33,944,086
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




                                                                           4.

                                                                HSBC USA Inc.
----------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    I N C O M E

                                       Quarter ended            Nine months ended
                                       September 30,               September 30,
                                     1999        1998            1999        1998
----------------------------------------------------------------------------------
                                                    in thousands
Interest income
 Loans                         $  456,846 $   440,269     $ 1,379,579 $ 1,335,644
 Securities                        50,308      55,764         163,009     171,325
 Trading assets                    13,327      12,003          35,824      38,283
 Deposits with banks               18,316      31,346          70,121      88,908
 Federal funds sold and
  securities purchased
  under resale agreements          41,285      54,531          82,797     115,903
----------------------------------------------------------------------------------
Total interest income             580,082     593,913       1,731,330   1,750,063
----------------------------------------------------------------------------------
Interest expense
 Deposits
  In domestic offices             157,530     166,593         469,714     494,406
  In foreign offices               58,061      66,460         155,741     154,495
 Short-term borrowings             31,325      50,785         101,076     158,505
 Long-term debt                    27,657      22,266          81,104      72,614
----------------------------------------------------------------------------------
Total interest expense            274,573     306,104         807,635     880,020
----------------------------------------------------------------------------------
Net interest income               305,509     287,809         923,695     870,043
Provision for credit losses        22,500      20,000          67,500      59,000
----------------------------------------------------------------------------------
Net interest income, after
  provision for credit losses     283,009     267,809         856,195     811,043
----------------------------------------------------------------------------------
Other operating income
 Trust income                      12,554      11,885          38,662      35,042
 Service charges                   33,205      28,746          92,914      85,230
 Mortgage servicing revenue         6,086      11,518          26,076      35,429
 Other fees and commissions        41,933      36,704         122,972     107,455
 Trading revenues                   1,801       1,385           7,277       5,545
 Other income                      12,531      11,825          50,704      61,354
----------------------------------------------------------------------------------
Total other operating income      108,110     102,063         338,605     330,055
----------------------------------------------------------------------------------
                                  391,119     369,872       1,194,800   1,141,098
----------------------------------------------------------------------------------
Other operating expenses
 Salaries and employee benefits   110,011     104,959         319,421     306,920
 Net occupancy expense             23,051      23,106          67,314      66,945
 Other expenses                    67,297      64,629         223,984     206,195
----------------------------------------------------------------------------------
Total other operating expenses    200,359     192,694         610,719     580,060
----------------------------------------------------------------------------------
Income  before taxes              190,760     177,178         584,081     561,038
Applicable income tax expense      75,850      58,100         234,250     192,600
----------------------------------------------------------------------------------
Net income                     $  114,910 $   119,078     $   349,831 $   368,438
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






                                                                                     5.


                                                                  HSBC USA Inc.
-------------------------------------------------------------------------------------------
C O N S O L I D A T E D    S T A T E M E N T    O F    C H A N G E S
I N   S H A R E H O L D E R S'    E Q U I T Y

                                                        Nine months ended September 30,
                                                           1999                1998
-------------------------------------------------------------------------------------------
                                                      Share-   Compre-    Share-    Compre-
                                                    holders'  hensive   holders'   hensive
                                                     Equity    Income    Equity     Income
-------------------------------------------------------------------------------------------
                                                                in thousands

Common stock
Balance, January 1,                              $        5           $       5
------------------------------------------------------------          ----------
Balance, September 30,                                    5                   5
------------------------------------------------------------          ----------
Capital surplus
Balance, January 1,                               1,806,563           1,804,527
Capital contribution from parent                      2,586               1,340
------------------------------------------------------------          ----------
Balance, September 30,                            1,809,149           1,805,867
------------------------------------------------------------          ----------
Retained earnings
Balance, January 1,                                 377,179             205,112
Net income                                          349,831 $ 349,831   368,438 $ 368,438
Cash dividends declared on common stock            (155,000)           (355,000)
------------------------------------------------------------          ----------
Balance, September 30,                              572,010             218,550
------------------------------------------------------------          ----------
Accumulated other comprehensive income (loss)
Balance, January 1,                                  44,506              29,309
Net unrealized gains (losses) arising during
  the period, less taxes of  ($37,174) and $23,226
  in 1999 and 1998, respectively                    (68,083)             42,796
Reclassification adjustment for net gains
  included in net income, less taxes of $2,534 and
  $3,693  in 1999 and 1998, respectively             (4,707)             (6,858)
Change in net unrealized gains on securities
  available for sale, net of taxes                            (72,790)             35,938
                                                             ---------           --------
Comprehensive income                                        $ 277,041           $ 404,376
------------------------------------------------------------ ========= --------- =========
Balance, September 30,                              (28,284)             65,247
------------------------------------------------------------          ----------
Total shareholders' equity, September 30,        $2,352,880          $2,089,669
============================================================         ==========
The accompanying notes are an integral part of the consolidated financial statements.



                                                                             6.

                                                                    HSBC USA Inc.

--------------------------------------------------------------------------------------
   C O N S O L I D A T E D   S T A T E M E N T   O F   C A S H   F L O W S

                                                       Nine months ended September 30,
                                                                     1999        1998

--------------------------------------------------------------------------------------
                                                                    in thousands
   Cash flows from operating activities
       Net income                                             $   349,831  $  368,438
       Adjustments to reconcile net income to net cash
       provided  by operating activities
            Depreciation, amortization and deferred taxes          43,303      72,253
            Provision for credit losses                            67,500      59,000
            Net change in other accrual accounts                   91,583    (128,295)
            Net change in loans originated for sale               789,980    (328,621)
            Net change in trading assets                         (146,688)     68,448
            Other, net                                            (65,219)    (96,402)

--------------------------------------------------------------------------------------
              Net cash provided by operating activities         1,130,290      14,821

--------------------------------------------------------------------------------------
   Cash flows from investing activities
       Net change in interest bearing deposits with banks         106,034  (1,193,328)
       Net change in short-term investments                    (2,054,931) (1,136,548)
       Purchases of securities                                 (1,900,500) (1,652,493)
       Sales of securities                                      1,953,629   1,222,732
       Maturities of securities                                   796,194     712,046
       Sales of credit card portfolios                                  -     395,148
       Other net changes in credit card receivables               (15,617)     56,500
       Net change in other short-term loans                       202,857     (31,070)
       Net originations and maturities of long-term loans        (471,907)    421,473
       Expenditures for premises and equipment                    (20,910)    (11,995)
       Cash used in acquisitions, net of cash acquired             (8,787)          -
       Other, net                                                (118,345)    (69,022)

--------------------------------------------------------------------------------------
            Net cash used by investing activities              (1,532,283) (1,286,557)

--------------------------------------------------------------------------------------
   Cash flows from financing activities
       Net change in deposits                                     385,882   2,841,123
       Net change in short-term borrowings                       (323,658)   (786,445)
       Issuance of long-term debt                                 200,132           -
       Repayment of long-term debt                               (101,057)   (408,957)
       Dividends paid                                            (155,000)   (365,000)

--------------------------------------------------------------------------------------
            Net cash provided by financing activities               6,299   1,280,721

--------------------------------------------------------------------------------------
   Net change in cash and due from banks                         (395,694)      8,985
   Cash and due from banks at beginning of period               1,262,423     928,691

--------------------------------------------------------------------------------------
   Cash and due from banks at end of period                   $   866,729  $  937,676

======================================================================================
   The accompanying notes are an integral part of the consolidated financial statements.


                                                                          7.



Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accounting and reporting policies of HSBC USA Inc. (the Company) and its subsidiaries including its principal subsidiary, HSBC Bank USA conform to generally accepted accounting principles and to predominant practice within the banking industry. Such policies are consistent with those applied in the presentation of the Company's annual financial statements.

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

3.  Pledged Financial Instruments

At September 30, 1999, securities, loans and other assets carried at $3.8 billion were pledged as collateral for borrowings, to secure public and trust deposits and for other purposes.

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


--------------------------------------------------------------------------------------------
                                               Segments
                            -------------------------------------------
                                                                          Corporate
                            Commercial   Mortgage   Personal                    and
                               Banking    Banking    Banking   Treasury       Other     Total
---------------------------------------------------------------------------------------------
                                                      (in millions)
Nine months ended
 September 30, 1999
Net interest income            $   304     $   68    $   419     $   17      $  116   $   924
Other operating income             120         32        170          2          14       338
Total income                       424        100        589         19         130     1,262
Provision for credit losses         26         (2)        58          -         (15)       67
Other expenses                     187         45        347          6          26       611
Pretax income                      211         57        184         13         119       584
Average assets                  11,734      8,457      4,028      4,805       5,016    34,040
Average liabilities & equity     6,688        334     15,032      6,476       5,510    34,040

Nine months ended
 September 30, 1998
Net interest income            $   256     $   55    $   425     $   13      $  121   $   870
Other operating income              97         43        164          4          22       330
Total income                       353         98        589         17         143     1,200
Provision for credit losses          -        (13)        53          -          19        59
Other expenses                     157         39        328          7          49       580
Pretax income                      196         72        208         10          75       561
Average assets                   8,800      8,584      4,385      5,743       5,062    32,574
Average liabilities & equity     5,676        328     14,714      6,679       5,177    32,574
---------------------------------------------------------------------------------------------



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

FAS 133 is effective for the Company beginning January 1, 2001. The Company is in the process of evaluating the potential impact of FAS 133 including reconsidering the Company's risk management strategies.



                                                                      10.



Management's Discussion and Analysis of Financial Condition and
Results of Operations

HSBC USA Inc. (the Company) reported pretax income of $190.8 million and $584.1 million for the third quarter and first nine months of 1999, respectively. This compared with pretax income of $177.2 million and $561.0 million for the third quarter and first nine months of 1998. The Company's third quarter net income was $114.9 million, compared with a $119.1 million in the 1998 third quarter. For the first nine months of 1999, net income was $349.8 million, compared with $368.4 million for the first nine months of last year.

Net Interest Income

Net interest income for the third quarter of 1999 was $305.5 million compared with $287.8 million for the third quarter of 1998. For the first nine months of 1999, net interest income was $923.7 million compared with $870.0 million for the first nine months of 1998.

Interest income was $580.1 million in the third quarter of 1999 compared with $593.9 million in the third quarter of 1998. Average earning assets of $32.0 billion for the third quarter of 1999 were approximately the same level as a year ago. The average rate earned on earning assets was 7.19% for the third quarter of 1999 compared with 7.47% a year ago. Interest income was $1,731.3 million for the first nine months of 1999 compared with $1,750.0 million in the first nine months of 1998. Average earning assets of $31.8 billion for the first nine months of 1999 were 3.9% higher than the first nine months of 1998. The average rate earned on earning assets was 7.28% for the first nine months of 1999 compared with 7.65% a year ago.

Interest expense for the third quarter of 1999 was $274.6 million compared with $306.1 million in the third quarter of 1998. Average interest bearing liabilities for the third quarter of 1999 were $28.0 billion, 3.7% higher than a year ago. The average rate paid on interest bearing liabilities was 3.90% compared with 4.51% a year ago. Interest expense for the first nine months of 1999 was $807.6 million compared with $880.0 million in the first nine months of 1998. Average interest bearing liabilities for the first nine months of 1999 were $27.9 billion, 7.1% higher than a year ago. The average rate paid on interest bearing liabilities was 3.87% for the first nine months of 1999 compared with 4.52% a year ago.

The taxable equivalent net yield on average total assets for the third quarter of 1999 was 3.55%, compared with 3.41% a year ago. The taxable equivalent net yield on average total assets for the first nine months of 1999 was 3.63%, compared with 3.58% a year ago. The positive impact of higher levels of commercial loans and lower rates paid on deposit and wholesale liabilities were partially offset by lower rates earned on loans (prime rate decreased 25 basis points) and wholesale/treasury assets.

Other Operating Income

For the third quarter of 1999, total other operating income was $108.1 million, compared with $102.1 million in the 1998 third quarter. For the first nine months of 1999, total other operating income was $338.6 million, compared with $330.1 million for the first nine months of 1998. Other operating income continues to benefit from increases in service charges and commissions on the sale of mutual funds and securities. Other income for the first nine months of 1999 included a gain of $15.0 on the sale of a student loan business compared with the first nine months of 1998 which included gains of $28.1 million on the sales of selected credit card portfolios.




                                                                      11.



Other Operating Expenses

Other operating expenses were $200.4 million in the 1999 third quarter compared with $192.7 million for the 1998 third quarter. Other operating expenses were $610.7 million for the first nine months of 1999 compared with $580.1 million a year ago. Operating costs associated with the commercial loan portfolio acquired from The Hongkong and Shanghai Banking Corporation Limited late in 1998 and expenses related to strategic business initiatives accounted for increased operating costs. The cost:income ratio was 48.4% in the third quarter of 1999 and 48.4% for the first nine months of 1999, compared with 49.4% and 48.3% for the same periods of 1998, respectively.

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

All lines of program code in the Company's computer systems have already been reviewed for Year 2000 compliance and the required amendments or replacements have been made. As of September 30, 1999 all mission critical systems have been tested and are in use. In other areas of IT, the Company is reviewing its end-user computing applications, networks, centralized data systems, and the desktop environment for Year 2000 compliance. Substantially all of the end-user computing applications and inventory items related to the Company's networks have already been made compliant. The program to ensure the hardware and software elements of the data center systems have been made Year 2000 compliant is complete.

The Company evaluated the potential effect of the Year 2000 on its non-IT systems, including its facilities and other business processes. The Company's facilities and related systems are now compliant.

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

Lack of readiness on the part of third parties could expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company has been actively communicating with third parties concerning the status of their Year 2000 readiness. An



                                                                      12.



inventory of the status of all vendors and suppliers has been completed and their products and services have been tested for Year 2000 compliance. Information received from third parties is being analyzed as part of the process of evaluating options and mitigating third-party risk.

The Company estimated the total cost of the project to be $60 million, including $10 million relating to non-IT projects. Approximately $57.4 million has been incurred to date for the total project, including $10.6 million in the first nine months of 1999. These costs include estimated capitalizable costs of $15.5 million for upgrading personal computers and replacing software, including $3.8 million incurred in 1999. No material incremental costs were incurred in any single period as generally the costs represented the redeployment of existing IT resources. Although the redeployment has resulted in deferral of some IT projects and the acceleration of others, the Company does not expect the deferrals to have a material effect on its financial position or results of operations.

Income Taxes

The effective rate was 40% in the first nine months of 1999 compared with 34% in the first nine months of 1998. Tax loss carryforwards which had led to reduced tax charges in the past have been generally utilized, causing the effective tax rate to rise toward the statutory rate.

The net deferred tax asset at September 30, 1999 was $100 million, compared with $59 million at December 31, 1998.



Asset Quality

The following tables provide a summary of the allowance for credit losses and nonperforming assets.

                                    3rd       3rd    9 Months       Year   9 Months
                                Quarter   Quarter       Ended      Ended      Ended
                                   1999      1998     9/30/99   12/31/98    9/30/98
                                   ----      ----     -------   --------    -------
                                                 (in millions)
Allowance for Credit Losses
Balance at beginning of period   $371.6    $406.2      $379.7     $409.4     $409.4
Allowance related to acquired
 companies                            -         -         1.1          -          -
Provision charged to income        22.5      20.0        67.5       80.0       59.0
Net charge offs                    25.8      23.5        80.0      109.7       65.7
                                  -----     -----       -----      -----      -----
Balance at end of period         $368.3    $402.7      $368.3     $379.7     $402.7
                                  =====     =====       =====      =====      =====



                                        September 30,   December 31,   September 30,
                                                1999           1998            1998
                                                ----           ----            ----
                                                       (in millions)
Nonaccruing Loans
Balance at end of period                      $293.9         $336.8          $287.9
As a percent of loans outstanding               1.25%          1.40%           1.37%

Nonperforming Loans and Assets*
Balance at end of period                      $296.2         $345.6          $301.3
As a percent of total assets                     .86%          1.02%            .90%

Allowance Ratios
Allowance for credit losses as
 a percent of:
    Loans                                       1.56%          1.58%           1.91%
    Nonaccruing loans                         125.32         112.74          139.85

* Includes nonaccruing loans, other real estate and other owned assets.



Provisions for credit losses were $22.5 million in the third quarter of 1999 compared with $20.0 million in the third quarter of 1998. Provisions for credit losses for the first nine months of 1999 were $67.5 million compared with $59.0 million during the first nine months of 1998. Net charge offs in



                                                                      13.



the credit card portfolio were $56.5 million and $65.8 million in the first nine months of 1999 and 1998, respectively. The delinquency rate for the credit card portfolio was 3.58% at September 30, 1999, compared with 3.91% at December 31, 1998 and 4.34% at September 30, 1998. Commercial loan credit quality resulted in net charge-offs of $10.1 million in the first nine months of 1999 compared with net recoveries of $10.7 million in the first nine months of 1998.

The Federal Financial Institutions Examination Council revised its policy for classification and charge offs for consumer installment credit including residential mortgages. Certain revisions were implemented in June 1999. The Company recognized charge offs associated with the revised policy of $5.3 million in the second quarter of 1999.

The Company identified impaired loans as defined by FAS 114 totaling $187 million at September 30, 1999, of which $93 million had a specific credit loss allowance of $37 million. At December 31, 1998, impaired loans were $183 million, of which $81 million had a specific credit loss allowance of $32 million.

Derivative Financial Instruments

As principally an end-user of off-balance sheet financial instruments, the Company uses various derivative financial instruments to manage its overall interest rate risk and to reduce the risk associated with changes in the income stream of certain on-balance sheet assets and liabilities. At
September 30, 1999, $12.1 billion notional value of such positions, with an estimated positive fair value of approximately $17.0 million were outstanding. At December 31, 1998, $12.4 billion notional value of such positions, with an estimated positive fair value of $165.0 million were outstanding.

The Company also maintains various derivatives in its trading portfolio to offset risk associated with changes in market value of certain trading assets, and to satisfy the foreign currency requirements of retail customers. These derivatives are carried at fair value. At September 30, 1999, $1.2 billion notional value of such positions, with an estimated positive fair value of $.3 million were outstanding. At December 31, 1998, $.5 billion of notional value of such positions, with a nominal fair value were outstanding.

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

Liquidity

The Company maintains a strong liquidity position. The size and stability of its deposit base are complemented by its maintenance of a surplus borrowing capacity in the money markets, including the ability to issue additional commercial paper and access unused lines of credit of $500 million at September 30, 1999. Wholesale liabilities were $8.2 billion at September 30, 1999, compared with $8.0 billion at December 31, 1998. The Company also has strong liquidity as a result of a high level of immediately saleable or pledgeable assets including its securities available for sale portfolio, mortgages and other assets.



                                                                      14.


Capital

Shareholders' equity was $2.4 billion at September 30, 1999 compared with $2.2 billion at December 31, 1998.

Under risk-based capital guidelines, the Company's capital ratios were 9.69% at the Tier 1 level and 13.57% at the total capital level at September 30, 1999. These ratios compare with 8.62% at the Tier 1 level and 12.04% at the total capital level at December 31, 1998.

Under guidelines for leverage ratios, the Company's ratio of Tier 1 capital to quarterly average total assets was 7.24% at September 30, 1999 compared with 6.76% at December 31, 1998.

Pending Acquisition

On May 10, 1999, HSBC Holdings plc, the ultimate parent of the Company (Parent), Republic New York Corporation (Republic), and Safra Republic Holdings S.A. (SRH), which is owned 49% by Republic, entered into a Transaction Agreement and Plan of Merger. Republic is the parent corporation of Republic National Bank of New York, which at December 31, 1998 had reported total assets of $46.5 billion and 83 branches in New York State. In accordance with the agreement, Republic will become a subsidiary of Parent and Parent will offer to acquire all of the outstanding shares of SRH not already owned by Republic. The pending acquisition, which is subject to required approvals by Republic's stockholders and regulatory agencies, is expected to close by the end of 1999.

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


                                                                          15.

                                                                HSBC USA Inc.
-----------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Third Quarter 1999      Third Quarter 1998
                              Balance  Interest  Rate Balance  Interest  Rate
-----------------------------------------------------------------------------
                                               in millions
Assets
Interest bearing deposits
  with banks                   $ 1,346  $ 18.3  5.40 % $ 2,147  $ 31.4  5.79 %
Federal funds sold and
  securities purchased under
  resale agreements              3,097    41.3  5.29     3,859    54.5  5.61
Trading assets                     974    13.4  5.49       816    12.0  5.90
Securities                       3,370    50.3  5.93     3,810    55.8  5.81
Loans
  Domestic
    Commercial                  10,491   205.2  7.76     8,464   182.1  8.54
    Consumer
         Residential mortgages   9,231   162.3  7.03     9,288   169.7  7.31
         Other consumer          2,437    70.6 11.47     2,562    77.5 11.99
-----------------------------------------------------------------------------
      Total domestic            22,159   438.1  7.84    20,314   429.3  8.38
  International                  1,083    19.2  7.05       646    11.5  7.07
-----------------------------------------------------------------------------
      Total loans               23,242   457.3  7.81    20,960   440.8  8.34
-----------------------------------------------------------------------------
Total earning assets            32,029  $580.6  7.19 %  31,592  $594.5  7.47 %
-----------------------------------------------------------------------------
Allowance for credit losses       (374)                   (406)
Cash and due from banks            982                   1,106
Other assets                     1,591                   1,296
-----------------------------------------------------------------------------
Total assets                   $34,228                 $33,588
=============================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,245  $  5.1  0.91 % $ 2,093  $  5.8  1.09 %
Consumer savings deposits        5,682    36.2  2.53     5,593    38.4  2.72
Other consumer time deposits     6,892    79.9  4.60     6,298    88.7  5.59
Commercial, public savings
 and other time deposits         4,067    36.3  3.54     3,095    33.8  4.33
Deposits in foreign offices,
 primarily banks                 4,751    58.1  4.85     4,932    66.4  5.35
-----------------------------------------------------------------------------
Total interest bearing deposits 23,637   215.6  3.62    22,011   233.1  4.20
-----------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             915    11.4  4.96       696     9.0  5.16
Other short-term borrowings      1,556    19.9  5.07     2,907    41.7  5.69
Long-term debt                   1,846    27.7  5.94     1,342    22.3  6.58
-----------------------------------------------------------------------------
Total interest bearing
  liabilities                   27,954  $274.6  3.90 %  26,956  $306.1  4.51 %
-----------------------------------------------------------------------------
Interest rate spread                            3.29 %                  2.96 %
-----------------------------------------------------------------------------
Noninterest bearing deposits     3,041                   3,802
Other liabilities                  938                     727
Shareholders' equity             2,295                   2,103
-----------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $34,228                 $33,588
=============================================================================
Net yield on average earning assets             3.79 %                  3.62 %
Net yield on average total assets               3.55                    3.41
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





                                                                           16.

                                                                 HSBC USA Inc.
---------------------------------------------------------------------------------
CONSOLIDATED AVERAGE BALANCES AND INTEREST RATES*

                                Nine Months 1999          Nine Months 1998
                              Balance  Interest    Rate Balance  Interest   Rate
---------------------------------------------------------------------------------
                                                 in millions
Assets
Interest bearing deposits
  with banks                   $ 1,778  $   70.1  5.27 % $ 2,018  $   88.9  5.89 %
Federal funds sold and
  securities purchased under
  resale agreements              2,176      82.8  5.09     2,766     115.9  5.60
Trading assets                     877      35.9  5.46       848      38.4  6.04
Securities                       3,656     163.2  5.97     3,811     171.5  6.01
Loans
  Domestic
    Commercial                  10,470     621.7  7.94     8,238     542.4  8.80
    Consumer
         Residential mortgages   9,392     490.7  6.97     9,632     518.7  7.18
         Other consumer          2,448     216.7 11.83     2,681     242.9 12.12
---------------------------------------------------------------------------------
      Total domestic            22,310   1,329.1  7.97    20,551   1,304.0  8.48
  International                  1,020      51.8  6.79       615      33.3  7.24
---------------------------------------------------------------------------------
      Total loans               23,330   1,380.9  7.91    21,166   1,337.3  8.45
---------------------------------------------------------------------------------
Total earning assets            31,817  $1,732.9  7.28 %  30,609  $1,752.0  7.65 %
---------------------------------------------------------------------------------
Allowance for credit losses       (381)                     (407)
Cash and due from banks          1,051                     1,120
Other assets                     1,553                     1,252
---------------------------------------------------------------------------------
Total assets                   $34,040                   $32,574
=================================================================================
Liabilities and Shareholders' Equity
Interest bearing demand
 deposits                      $ 2,238  $   15.2  0.91 % $ 2,094  $   17.6  1.12 %
Consumer savings deposits        5,674     106.7  2.51     5,539     112.3  2.71
Other consumer time deposits     6,855     237.5  4.63     6,299     264.8  5.62
Commercial, public savings
    and other time deposits      4,087     110.4  3.61     3,058      99.7  4.36
Deposits in foreign offices,
 primarily banks                 4,487     155.7  4.64     3,864     154.5  5.35
---------------------------------------------------------------------------------
Total interest bearing deposits 23,341     625.5  3.58    20,854     648.9  4.16
---------------------------------------------------------------------------------
Federal funds purchased and
 securities sold under
 repurchase agreements             930      31.8  4.58       865      35.8  5.53
Other short-term borrowings      1,769      69.2  5.23     2,854     122.7  5.75
Long-term debt                   1,832      81.1  5.92     1,463      72.6  6.63
---------------------------------------------------------------------------------
Total interest bearing
  liabilities                   27,872  $  807.6  3.87 %  26,036  $  880.0  4.52 %
---------------------------------------------------------------------------------
Interest rate spread                              3.41 %                    3.13 %
---------------------------------------------------------------------------------
Noninterest bearing deposits     3,106                     3,768
Other liabilities                  837                       673
Shareholders' equity             2,225                     2,097
---------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $34,040                   $32,574
=================================================================================
Net yield on average earning assets               3.89 %                    3.81 %
Net yield on average total assets                 3.63                      3.58
=================================================================================
* Interest and rates are presented on a taxable equivalent basis.


                                                                        17.




Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits
       12 Computation of Ratio of Earnings to Fixed Charges

   (b) Report on Form 8-K
       None




                                                                        18.





                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        HSBC USA Inc.
                                        (Registrant)





Date:  November 12, 1999                /s/      Gerald A. Ronning
                                                 Gerald A. Ronning
                                        Executive Vice President & Controller
                                            (On behalf of Registrant and
                                             as Chief Accounting Officer)



                                                                        19.


                                                                Exhibit 12


                             HSBC USA Inc.
           Computation of Ratio of Earnings to Fixed Charges
                      (in millions, except ratios)
---------------------------------------------------------------------------
                                            Nine months ended September 30,
                                                    1999              1998
---------------------------------------------------------------------------
Net income                                        $  350            $  368
Applicable income tax expense                        234               193
Less undistributed equity earnings                     3                 2
Fixed charges:
  Interest on:
   Borrowed funds                                    101               159
   Long-term debt                                     81                73
  One third of rents, net of income from
   subleases                                          11                11
---------------------------------------------------------------------------
Total fixed charges                                  193               243
Earnings before taxes based on income
 and fixed charges                                $  774            $  802
---------------------------------------------------------------------------
Ratio of earnings to fixed charges                  4.01              3.30
---------------------------------------------------------------------------
Including interest on deposits

Total fixed charges (as above)                    $  193            $  243
Add: interest on deposits                            625               649
---------------------------------------------------------------------------
Total fixed charges and interest on deposits      $  818            $  892
---------------------------------------------------------------------------
Earnings before taxes based on income and
 fixed charges (as above)                         $  774            $  802
Add: interest on deposits                            625               649
---------------------------------------------------------------------------
Total                                             $1,399            $1,451
---------------------------------------------------------------------------
Ratio of earnings to fixed charges                  1.71              1.63
---------------------------------------------------------------------------
